Form 10QSB
period 2000-03-31
PARA MAS INTERNET INC
filed 2000-05-17
CIK 1103145

U. S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549
             _____________________________________________


                             FORM 10-QSB

(Mark One)

     [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                             Or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from January 1, 2000 to March 31, 2000

                      Commission File Number 0-27383
            _________________________________________________


                         PARA MAS INTERNET, INC.
  (Exact name of small business issuer as specified in its charter)

           NEVADA                                59-3383240
  (State of Incorporation)           (IRS Employer Identification No.)



      1800 CENTURY PARK EAST  SUITE 600 LOS ANGELES CA 90067
              (Address of Principal Executive Offices)


Registrant's telephone number, including area code: (310) 229-5722



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No
     -----       -----

As of May 15, 2000, the registrant had outstanding 44,127,569 shares of its Common Stock, $.0001 par value.

                   PARA MAS INTERNET, INC.
          FORMERLY LAPITOS ACQUISITION CORPORATION

                  FORM 10-QSB REPORT INDEX



                                                                PAGE NO.

PART I.   FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

        Consolidated Balance Sheet as of March 31, 2000              3

        Consolidated Statements of Losses for the Three Months
        Ended March 31, 2000                                         4

        Consolidated Statements of Cash Flows
        Months Ended March 31, 2000                                  5

        Notes to Unaudited Consolidated Financial Statements
        March 31, 2000                                               6

     ITEM 2.  MANAGEMENT'S PLAN OF OPERATION                         6

PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                      7

     ITEM 5.  OTHER INFORMATION                                      7

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                       7

SIGNATURES.                                                          8

                       PART I.  FINANCIAL INFORMATION

                 ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                          PARA MAS INTERNET, INC.
                     LAPITOS ACQUISITION CORPORATION
                     (A DEVELOPMENTAL STAGE COMPANY)
                        CONSOLIDATED BALANCE SHEET



                              MARCH 31, 2000             DECEMBER 31,  1999

ASSETS

Current assets:

     Cash                           $  500                      $  500
     Organization costs less
     accumulated amortization            -                           -
                                     -----                       -----
                                    $  500                      $  500



LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:

     Advance from related party      $  333                     $  333
     Total current liabilities          333                        333


Stockholders' equity:
 Preferred stock, par value, $.0001
  per share; 20,000,000 shares
   authorized ; none issued               -                          -
 Common stock, par value $.0001 per
  share; 100,000,000 shares
  authorized; 5,000,000 shares
  issued                                500                        500
  Deficit accumulated during
   development stage                   (333)                      (333)

    Total stockholders' equity          167                        167
                                      -----                      -----
                                     $  500                     $  500











    The accompanying notes are an integral part of these statements.

                   Para Mas Internet, Inc.
          Formerly Lapitos Acquisition Corporation
               (A DEVELOPMENTAL STAGE COMPANY)
                    STATEMENTS OF LOSSES

                                                    PERIOD FROM
                                                    FEB 28,1999
                                   THREE            (DATE OF INCEPTION)
                                   MONTHS ENDED     THROUGH
                                   MARCH 31,2000    MARCH 31,2000
                                   (UNAUDITED)      (UNAUDITED)

Costs and expenses:

     Amortization                    $       78            $      411
                                      ---------             ---------
     Net Loss                        $       78            $      411
                                      =========             =========
     Loss per common share
     (basic and assuming dilution)   $     0.00            $     0.00
                                      =========             =========
     Weighted average common shares
     Outstanding                      5,000,000             5,000,000
                                      =========             =========


































    The accompanying notes are an integral part of these statements.

                   Para Mas Internt, Inc.
          Formerly Lapitos Acquisition Corporation
                  STATEMENTS OF CASH FLOWS
               (A DEVELOPMENTAL STAGE COMPANY)


                                                    PERIOD FROM
                                                    FEBRUARY 28, 1999
                                   THREE           (DATE OF INCEPTION)
                                   MONTHS ENDED     THROUGH
                                   MARCH 31,2000    MARCH 31,1999
                                   (UNAUDITED)     (UNAUDITED)

Cash flows from operating
   activities:

     Net loss                      $     (78)          $    (411)

Adjustments to reconcile net
loss to net cash provided by
operating activities:

   Amortization                           78                 411
                                   ---------           ---------
   Net cash provided by operating
     activities                            0                   0
                                   ---------           ---------

Cash flows from financing activities:

     Issuance of common stock              -                 500
                                   ---------           ---------
     Net increase in cash                  0
     Cash - beginning of period          500                 500
                                   ---------           ---------
     Cash - end of period          $     500           $     500
                                   =========           =========
















    The accompanying notes are an integral part of these statements.

                   PARA MAS INTERNET, INC.
          FORMERLY LAPITOS ACQUISITION CORPORATION
              (A DEVELOPLMENTAL STAGE COMPANY)
    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 2000
                         (UNAUDITED)
NOTE A

1.  Basis of Presentation
    ---------------------

     The accompanying unaudited financial statements have been prepared by Lapitos Acquisition Corporation. (the "Company" ") pursuant to the rules and regulations of the U.
S. Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. This Form 10-QSB Report should be read in conjunction with annual report of Lapitos Acquisition Corporation included in the Form 10-SB for the period ended June 30, 1999, as filed with the U. S. Securities and Exchange Commission.

     The results of operations for the period ended March
31, 2000 are not indicative of the results that may be expected for the year ended December 31, 2000.

2.  Use of Estimates
    ----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

     Actual results could differ from those estimates.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION

     The Company intends to merge with or acquire a business entity in exchange for the Company's securities. The Company has no particular acquisition in mind and has not entered into any negotiations regarding such an acquisition. Neither the Company's officer and director nor any affiliate has engaged in any negotiations with any representative of any company regarding the possibility of an acquisition or merger between the Company and such other company or identified any particular acquisition candidate. Management
anticipates   seeking   out   a   target   company   through
solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited and no assurance can be given that any of the
persons  contacted  or  solicited  will  be  interested   in
consummating a business combination. Management may engage in such solicitation directly or may employ one or more other
entities   to   conduct  or  assist  in  such  solicitation.
Management and its affiliates may pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its
affiliates,  or  both.  Additionally,  the  Company's   sole
officer and director may receive a referral fee or other compensation from the target business with which the Company consummates a business combination. The Company has no full time employees. The Company's president has agreed to allocate a portion of his time to the activities of the Company up to a maximum of 10 hours per month, without cash compensation. The president anticipates that the business plan of the Company can be implemented by his devoting no more than 10 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer. Management is currently involved with soliciting target companies on behalf of blank check companies, and is
involved   in  creating  additional  blank  check  companies
similar to this one. A conflict may arise in the event  that
another  blank  check  company  with  which  management   is
affiliated actively seeks a target company. Management anticipates that target companies will be located for the Company and other blank check companies in chronological order of the date of formation of such blank check companies or by lot. Other blank check companies that may be formed, however, may differ from the Company in certain matters such
as   place   of   incorporation,  number   of   shares   and
shareholders,   working   capital,   types   of   authorized
securities, or other characteristics. It may be that a target company may be more suitable for or may prefer a certain blank check company formed after the Company. In such case, a business combination might be negotiated on behalf of the more suitable or preferred blank check company regardless of date of formation or choice by lot.

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

          None.

ITEM 5.  OTHER INFORMATION.

          None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Furnish the exhibits required by Item 601 of Regulation S-B.

         None

     (b) Reports on Form 8-K.

         None

                              SIGNATURES

     In  accordance  with the requirements of  the  Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Para Mas Internet, Inc.

                                        By:  s/s Mike M. Mustafoglu
                                             ------------------------
                                             Mike M. Mustafoglu
                                             Chairman and CEO


Date:  May 16, 2000