Form 10KSB
period 2000-06-30
PARA MAS INTERNET INC
filed 2000-09-20
CIK 1103145

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-KSB

(Mark One)

[X]            ANNUAL REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended
                            June 30, 2000
   OR
[  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from               to

                   PARA MAS INTERNET, INC.
    (Exact name of registrant as specified in its charter)

       Nevada                              59-3383240
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

  1800 Century Park East, Suite 600, Los Angeles, CA 90067
           (Address of principal executive offices)

         Issuer's Telephone Number:     310/229-5722

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:


NAME OF EACH EXCHANGE
TITLE OF EACH CLASS 		ON WHICH REGISTERED

Common Stock, $.0001 		NASD OTC Bulletin Board


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes   X     No

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year.   $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $6,000,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                           Outstanding at June 30,2000

Common Stock, par value $0.0001			44,127,571
Series B Preferred Stock, par value $0.0001	    60,000

Documents incorporated by reference:    None






                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     Para Mas Internet, Inc.(the "Company" or "Para Mas") was incorporated on June 6, 1994 as U.S. Medical Management, Inc., a subsidiary of Waterloo Wheels, Inc., a British Columbia company. On June 27, 1994, the shareholders of Waterloo Wheels exchanged all of their shares for shares in U.S. Medical Management and Waterloo Wheels was dissolved. The activities of Waterloo Wheels and U.S. Medical Management were confined to organizational matters and identifying business opportunities. They conducted no business. In June 1995, U.S. Medical Management acquired the business of Ken Venturi Golf Centers, Inc. and changed its name to Ken Venturi Golf, Inc. ("KVGI"). KVGI was listed on the OTC Bulletin Board and was engaged in franchising indoor golf training centers under a license from Ken Venturi, a noted golf professional. The business of KVGI did not succeed and the company ceased operations in May 1997. Since ceasing operations, the Company has attempted to locate and negotiate with a business entity for the merger of that target company into the Company. However, we have not yet succeeded in completing a transaction. We went through several name changes as a result of anticipated acquisition transactions. In November 1997, we changed our name to TransContinental Waste Industries, Inc. in anticipation of an acquisition that would have gotten us into waste management business. In May 1999 we changed our name to Financial Depot Online, Inc. in anticipation of a transaction that would have gotten us into online financial information business. In November 1999 we changed our name to Para Mas Internet, Inc. to search for opportunities in the Internet related businesses.


Pursuant to an Agreement and Plan of Reorganization (the "Agreement") dated as of April 17, 2000 between Lapitos Acquisition Corporation ("Lapitos"), a Delaware corporation, and Para Mas Internet, Inc., a Nevada corporation, all the outstanding shares of common stock of Lapitos Acquisition Corporation were exchanged for 1,000 shares of common stock of Para Mas Internet, Inc. ("Para Mas" or the "Company") in a transaction in which Para Mas was the surviving company.

        The Agreement was adopted by the unanimous consent of the Board of Directors of Lapitos and approved by the unanimous consent of the shareholders of Lapitos on April 17, 2000. The Agreement was adopted by the unanimous consent of the Board of Directors of Para Mas and by the consent of a majority of the shareholders of Para Mas on April 17, 2000.

        Prior to the reorganization, Lapitos had 5,000,000 shares of common stock outstanding which shares were exchanged for 1,000 shares of common stock of Para Mas. By virtue of the merger, Para Mas acquired 100% of the issued and outstanding common stock of Lapitos.

        Prior to the effectiveness of the Agreement, Para Mas had an aggregate of 44,127,570 shares of common stock issued and outstanding, and 60,000 shares of Series B preferred stock outstanding, $.001 par value.

Until April 20, 2000 Para Mas had been a non-reporting publicly traded company. Para Mas's common stock is traded on the OTC Bulletin Board operated by Nasdaqr under the symbol PMII. Para Mas had not filed a registration statement with the Securities and Exchange Commission and had not been a reporting company under the Securities Exchange Act of 1934. The Nasdaq Stock Market has implemented a change in its rules requiring all companies trading securities on the OTC Bulletin Board to become reporting companies under the Securities Exchange Act of 1934.

The Company was required to become a reporting company by the close of business on April 20, 2000 or no longer be listed on the OTC Bulletin Board. Para Mas has effected the reorganization with Lapitos and has become a successor issuer thereto in order to comply with the reporting company requirements implemented by the Nasdaq Stock Market. Lapitos registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof and filed with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-KSB.

As a reporting company under the Exchange Act, the Company may register additional securities on Form S-8 (provided that it is then in compliance with the reporting requirements of the Exchange Act) and on Form S-3 (provided that is has during the prior 12 month period timely filed all reports required under the Exchange Act), and its class of common stock registered under the Exchange Act may be traded in the United States securities markets provided that the Company is then in compliance with applicable laws, rules and regulations, including compliance with its reporting requirements under the Exchange Act.

     The Company will attempt to locate and negotiate with a business entity for the merger of that target business into the Company. In certain instances, a target business may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating with any target business.

     Management believes that there are perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include (1) the ability to use registered securities to make acquisition of assets or businesses; (2) increased visibility in the financial community; (3) the facilitation of borrowing from financial institutions; (4) improved trading efficiency; (5) shareholder liquidity; (6) greater ease in subsequently raising capital; (7) compensation of key employees through options stock; (8) enhanced corporate image; and (9) a presence in the United States capital market.

     A business entity, if any, which may be interested in a business combination with the Company may include (1) a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses; (2) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; (3) a company which wishes to become public with less dilution of its common stock than would occur normally upon an underwriting; (4) a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public; (5) a foreign company which may wish an initial entry into the United States securities market; (6) a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; or (7) a company seeking one or more of the other perceived benefits of becoming a public company.

     Management is actively engaged in seeking a qualified private company as a candidate for a business combination. The Company is authorized to enter into a definitive agreement with a wide variety of private businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which private company, if any, the Company will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

     The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

     Management of the Company, which in all likelihood will not be experienced in matters relating to the business of a target business, will rely upon its own efforts in accomplishing the business purposes of the Company. Outside consultants or advisors may be utilized by the Company to assist in the search for qualified target companies. If the Company does retain such an outside consultant or advisor, any cash fee earned by such person will need to be assumed by the target business, as the Company has limited cash assets with which to pay such obligation.

     The analysis of new business opportunities will be undertaken by, or under the supervision of, the officer and director of the Company, who is not a professional business analyst. In analyzing prospective business opportunities, management may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors.

     Management does not have the capacity to conduct as extensive an investigation of a target business as might be undertaken by a venture capital fund or similar institution. As a result, management may elect to merge with a target business which has one or more undiscovered shortcomings and may, if given the choice to select among target businesses, fail to enter into an agreement with the most investment-worthy target business.

     Following a business combination the Company may benefit from the services of others in regard to accounting, legal services, underwritings and corporate public relations. If requested by a target business, management may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services.

     A potential target business may have an agreement with a consultant or advisor providing that services of the consultant or advisor be continued after any business combination. Additionally, a target business may be presented to the Company only on the condition that the services of a consultant or advisor be continued after a merger or acquisition. Such preexisting agreements of target businesses for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target business.

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is likely that the present management and shareholders of the Company will no longer be in control of the Company. In addition, it is likely that the Company's officer and director will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination and the Company is no longer considered a blank check company. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance.

     While the terms of a business transaction to which the Company may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

     With respect to any merger or acquisition negotiations with a target business, management expects to focus on the percentage of the Company which target business shareholders would acquire in exchange for their shareholdings in the target business. Depending upon, among other things, the target business's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

     No assurances can be given that the Company will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target business.

     As of the date hereof, management has not made any final decision concerning or entered into any agreements for a business combination. When any such agreement is reached or other material fact occurs, the Company will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-KSB are advised to determine if the Company has subsequently filed a Form 8-K.

     The Company anticipates that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes (but has not conducted any research to confirm) that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, and providing liquidity for shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.



ITEM 2.  DESCRIPTION OF PROPERTY

      The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of TransGlobal Financial Corporation at no cost to the Company and the Company expects this arrangement to continue until the Company completes an acquisition or merger.

ITEM 3.  LEGAL PROCEEDINGS

      There is no litigation pending or threatened by or against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.



                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

 Para Mas has been a non-reporting publicly traded company. Para Mas's common stock is traded on the OTC Bulletin Board operated by Nasdaq under the symbol PMII. Para Mas did not file a registration statement with the Securities and Exchange Commission and has not been a reporting company under the Securities Exchange Act of 1934 until April 20, 2000. The Nasdaq Stock Market has implemented a change in its rules requiring all companies trading securities on the OTC Bulletin Board to become reporting companies under the Securities Exchange Act of 1934.

    The Company was required to become a reporting company by the close of business on April 20, 2000 or no longer be listed on the OTC Bulletin Board. Para Mas has effected the reorganization with Lapitos and has become a successor issuer thereto in order to comply with the reporting company requirements implemented by the Nasdaq Stock Market.

     The following table represents the volume and price history for the Company's common stock:


                 Opening    High       Low        Closing
                 Price      Price      Price        Price    Volume

April- June, 2000    2.125      2.125      0.000      2.000       500
Jan-March, 2000      1.500      2.562      0.000      2.125    14,600
October-Dec., 1999   3.000      3.000      1.500      1.500     5,700
July-September, 1999 0.125      2.000      0.000      3.000     1,500
April-June, 1999     0.125      0.125      0.125      0.125         0
Jan-March, 1999      0.125      0.125      0.125      0.125         0
October-Dec., 1998   0.25       0.25       0.00      0.125       100
July-September, 1998 0.25       0.25       0.25       0.25         0



The market for the Company's securities has been illiquid and the over-the-counter market quotations above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. There is no assurance that an active market will develop in the Company's securities.

There are currently 425 shareholders of the outstanding common stock of the Company.

      During the past three years, the Company has sold securities which were not registered as follows:





                                               NUMBER OF    CONSIDER-
DATE				NAME                       SHARES       ATION

November 19, 1997	Whitford
Investments Ltd.(1)		 4,000,000	$175,000
January 6, 2000	TransGlobal
Financial Corp.(2)	     40,000,000     $52,489



________

      (1) Shares were issued to Whitford Investments Ltd. as part of a Settlement Agreement under which the indebtedness of the Company to Whitford was cancelled. With respect to the shares issued to Whitford Investments Ltd., the Company relied on Section 4(2) of the Securities Act of 19333, as amended and Rule 504 promulgated thereunder.

(2) the Company issued 40,000,000 shares of the Company's restricted common stock to TransGlobal Financial Corporation in exchange for payment the demand notes, together with accrued and unpaid interest, aggregating $ 52,489. Mr. Mustafoglu, the president and sole director of the Company, is the sole director and shareholder of TransGlobal Financial Corporation and is therefore considered to be the beneficial owner of the common stock of the Company issued to TransGlobal Financial Corporation. With respect to the shares issued to TransGlobal Financial Corporation, the Company relied on Section 4(2) of the Securities Act of 1933, as amended and Rule 506 promulgated thereunder.



ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


      Management is actively engaged in seeking a qualified private company as a candidate for a business combination. The Company is authorized to enter into a definitive agreement with a wide variety of private businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which private company, if any, the Company will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

      The Company will not acquire or merge with any entity, which cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. The Company is subject to all the reporting requirements included in the Exchange Act. Included in these requirements is the duty of the Company to file audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target business, the closing documents may provide that the proposed transaction will be voidable at the discretion of the present management of the Company.

      The Company will not restrict its search for any specific kind of businesses, but may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

      A business combination with a target business will normally involve the transfer to the target business of the majority of common stock of the Company, and the substitution by the target business of its own management and board of directors.

      The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The officer and director of the Company has not conducted market research and is not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

      The Company's controlling shareholder has agreed that it will advance to the Company any additional funds which the Company needs for operating capital and for costs in connection with searching for or completing an acquisition or merger. Such advances will be made without expectation of repayment unless the owners of the business which the Company acquires or merges with agree to repay all or a portion of such advances. There is no minimum or maximum amount such shareholder will advance to the Company. The Company will not borrow any funds for the purpose of repaying advances made by such shareholder, and the Company will not borrow any funds to make any payments to the Company's promoters, management or their affiliates or associates.


ITEM 7.  FINANCIAL STATEMENTS


The Company's consolidated financial statements are attached as pages F-1 through F-13.


ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND
            FINANCIAL DISCLOSURE

      There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.


                                   PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS;
            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The Directors and Officers of the Company are as follows:

Name                     Age          Positions and Offices Held

Mike M. Mustafoglu       50           President, Secretary, Director

      There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

      Set forth below is the name of the director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

      MIKE M. MUSTAFOGLU received a Bachelor of Science in Electrical Engineering from Wichita State University in 1974 and a Master of Business Administration in Finance from the University of Houston in 1978. From 1974-1977, Mr. Mustafoglu was a geophysicist with Shell Oil Company. From 1977-1984, Mr. Mustafoglu was employed by Getty Oil Company of Los Angeles in various corporate and financial planning capacities. From 1984-1992, Mr. Mustafoglu served in various executive management positions for companies affiliated with a privately-held entity known as Oxbow Corporation. Oxbow group companies were engaged in venture investing, energy production, metals and coal trading, industrial production, publishing and technology. During this time, Mr. Mustafoglu was vice-president of Oxbow Resources, and President of the following companies: Oxbow Energy, Inc., Pacific Basin Transportation, Inc., Oxbow Hydrocarbons, Inc. and PetroPort Terminal Corporation. From 1991 to date, Mr. Mustafoglu has been president of TransGlobal Financial Corporation, specializing in consulting and financial planning for emerging growth companies. Mr. Mustafoglu is a past member of the Board of Directors of ECO2, Inc. (NASDAQ SmallCap (R); 1992-1995), Serv-Tech, Inc. (NASDAQ NMS; 1995-1996), Corgenix Medical Corporation (OTC BB) in 1998 and U.S. Medical Group, Inc. (OTC BB; 1996-1999).

PREVIOUS BLANK CHECK COMPANIES

Previously the officers, directors or control persons of the
Company have been involved in the following blank check companies:
Girne Acquisition Corporation, Lapitos Acquisition Corporation and Kyrenia Acquisition Corporation. Mr. Mustafoglu was the president, sole director and a beneficial shareholder of Girne Acquisition Corporation, Lapitos Acquisition Corporation and Kyrenia Acquisition Corporation. Each of these companies has filed a registration statement on Form 10-SB under the Exchange Act, which Registration Statements have been declared effective and each files periodic reports under the Exchange Act. The initial business purpose of each of these companies was to engage in a merger or acquisition with an unidentified company or companies and each will be classified as a
blank check company until completion of a business acquisition.   The
initial business purpose of each of these companies is to engage in a merger or acquisition with an unidentified company or companies and each will be classified as a blank check company until completion of a business acquisition. Girne Acquisition Corporation, Lapitos Acquisition Corporation and Kyrenia Acquisition Corporation were recently acquired by other companies (See below: RECENT TRANSACTIONS BY BLANK CHECK COMPANIES).

CURRENT BLANK CHECK COMPANIES

Mr. Mustafoglu is the president, sole director and a beneficial shareholder of Lapta Acquisition Corporation I-X for which registration statements on Form 10-SB have been filed with the Commission. None of the such registration statements have been declared effective as of the filing of this Form 10-K. The initial business purpose of these ten companies is to engage in a merger or acquisition with an unidentified company or companies and each will be classified as a blank check company until completion of a business acquisition. Mr. Mustafoglu anticipates being involved with additional blank check companies registering under the Securities Act or under the Exchange Act.

RECENT TRANSACTIONS BY BLANK CHECK COMPANIES

On March 1, 2000, the Girne Acquisition Corporation was acquired through a reorganization agreement with Electronic Identification, Inc., a Nevada company. The Board of Directors approved the purchase of the Company by Electronic Identification, Inc. On March 1, 2000, the sole officer and director of Girne Acquisition Corporation appointed Terry Kirby as a member of the board of directors. On March 1, 2000, Girne Acquisition Corporation accepted the resignation of Mike M. Mustafoglu as a member of the board and as the sole officer, effective immediately. The remaining member of the board decided not fill the vacancy left by Mr. Mustafoglu. Mr. Kirby was also appointed as President, Secretary, and Treasurer of Girne Acquisition Corporation. Pursuant to the merger, Girne Acquisition Corporation changed its name to Electronic Identification, Inc. and Girne Acquisition Corporation filed a Form 8-K with the Securities and Exchange Commission describing the merger. The common stock of Electronic Identification, Inc. trades on the NASD OTC Bulletin Board under the symbol EISQ.

On March 8, 2000, Kyrenia Acquisition Corporation was acquired through a reorganization agreement with Bentley Communication Corporation, a Florida company. The Board of Directors of Kyrenia Acquisition Corporation approved the purchase of the Company by Bentley Communication Corporation. On March 8, 2000, Kyrenia Acquisition Corporation appointed Mr. Gordon Lee as a member of the board of directors. On March 8, 2000, Kyrenia Acquisition Corporation accepted the resignation of Mr. Mike M. Mustafoglu as a member of the board of directors and the sole officer, effective immediately. On March 8, 2000, the remaining board member decided not to fill the vacancy left by Mr. Mustafoglu's resignation. Mr. Gordon Lee was also appointed as President, Secretary, and Treasurer of Kyrenia Acquisition Corporation. Pursuant to the merger, Kyrenia Acquisition Corporation changed its name to Bentley Communication Corporation and Kyrenia Acquisition Corporation filed a Form 8-K with the Securities and Exchange Commission describing the merger. The common stock of Bentley Communication Corporation trades under the symbol BTLY in the "pink sheets" published by the National Quotation Bureau, Inc.

CONFLICTS OF INTEREST

The Company's officer and director has organized and expects to organize other companies of a similar nature and purpose as the Company. Consequently, there are potential inherent conflicts of interest in acting as an officer and director of the Company. Insofar as the officer and director is engaged in other business activities, management anticipates that it will devote only a minor amount of time to the Company's affairs. The Company does not have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's proposed business operations, and the Company will compete for such opportunities with other blank check companies that the Company's sole officer and director has incorporated.

      A conflict may arise in the event that another blank check company with which management is affiliated is formed and actively seeks a target company. It is anticipated that target companies will be located for the Company and other blank check companies in chronological order of the date of formation of such blank check companies or by lot. However, any blank check companies that may be formed may differ from the Company in certain characteristics such as place of incorporation, number of shares and shareholders, working capital, types of authorized securities, or other matters. It may be that a target company may be more suitable for or may prefer a certain blank check company formed after the Company. In such case, a business combination might be negotiated on behalf of the more suitable or preferred blank check company regardless of date of formation or choice by lot. Mr. Mustafoglu will be responsible for seeking, evaluating, negotiating and consummating a business combination with a target company that may result in terms providing benefits to Mr. Mustafoglu.

      Mr. Mustafoglu is the president of TransGlobal Financial Corporation, a consulting firm located in Los Angeles, CA. As such, demands may be placed on the time of Mr. Mustafoglu, which will detract from the amount of time he is able to devote to the Company. Currently, Mr. Mustafoglu intends to devote as much time to the activities of the Company as may be required to accomplish its objectives up to a maximum of ten (10) hours per week under the terms of an employment agreement entered into with the Company. Should such a conflict arise, however, there can be no assurance that Mr. Mustafoglu would not attend to other matters prior to those of the Company. Mr. Mustafoglu projects that initially up to ten hours per month of his time may be spent locating a target company which amount of time would increase if the analysis of, and negotiations and consummation of a business combination with, a target company are conducted.

      Mr. Mustafoglu owns 100% of TransGlobal Financial Corporation which, in turn, owns 40,008,000 shares of common stock of the Company. Management of the Company does not presently intend to issue any other securities, or rights to purchase securities, of the Company to management or promoters, or their affiliates or associates, prior to the completion of a business combination. At the time of a business combination, management expects that some or all of the shares of Common Stock owned by TransGlobal Financial Corporation will be purchased or acquired by the target company or its shareholders. The amount of Common Stock sold or retained by TransGlobal Financial, if any, cannot be determined at this time.

      The terms of business combination may include provisions requesting that Mr. Mustafoglu remain a director or officer of the Company and/or that consulting firms owned by Mr. Mustafoglu be retained to provide services to the Company. The terms of a business combination may provide for a payment by cash or other consideration to TransGlobal Financial Corporation for the purchase of all or part of the common stock of the Company by a target company. Mr. Mustafoglu would directly benefit from such employment, engagement or payment. Such benefits may influence Mr. Mustafoglu's choice of a target company.

      The Company may agree to pay finder's fees, as appropriate and allowed, to unaffiliated persons who refer a target company to the Company where that reference results in a business combination. The amount of any finder's fee will be subject to negotiation, and cannot be estimated at this time. No finder's fee of any kind will be paid to management or promoters of the Company or to their associates or affiliates. No loans of any type have, or will be, made to management or promoters of the Company or to any of their associates or affiliates, other than advancements that may be made by TransGlobal Financial Corporation to the Company.

      The Company's officer and director, its promoter and their affiliates or associates have not had any negotiations with and there are no present arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of a business combination with the Company.

      Management has adopted certain policies involving possible conflicts of interest, including prohibiting any of the following transactions involving management, promoters, shareholders or their affiliates:

      (i)    Any lending by the Company to such persons;
      (ii)   The issuance of any additional securities to such
             persons prior to a business combination;
      (iii)  The payment of any finder's fees to such persons.

      These policies have been adopted by the Board of Directors of the Company, and any changes in these provisions require the approval of the Board of Directors. Currently, management does not intend to propose any such action and does not anticipate that any such action will occur.

      There are no binding guidelines or procedures for resolving potential conflicts of interest between Mike M. Mustafoglu, TransGlobal Financial Corporation and the Company, or between the Company and any blank check company Mr. Mustafoglu controls. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company. However, any attempt by shareholders to enforce this liability of management to the Company would most likely be prohibitively expensive and time consuming.


ITEM 10.  EXECUTIVE COMPENSATION

      The Company's officer and director does not receive any compensation for his services rendered to the Company, nor has he received such compensation in the past. As of the date of this registration statement, the Company has no funds available to pay the officer and director. Further, the officer and director is not accruing any compensation pursuant to any agreement with the Company.

      The officer and director of the Company will not receive any finder's fee, either directly or indirectly, as a result of his efforts to implement the Company's business plan outlined herein. However, the officer and director of the Company anticipates receiving benefits as a beneficial shareholder of the Company.

      No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

      The following table sets forth, as of June 30, 2000, each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock and the director and officer of the Company. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

          Amount of        Percent of
                                   Common Stock     Common Stock
                                   Beneficially     Beneficially
Name                               Owned (1)        Owned (2)

Mike M. Mustafoglu                   150               *
1800 Century park East
Suite 600
Los Angeles, CA 90067

TransGlobal Financial Corp.(3,4)   40,008,850          90.7%
1800 Century park East
Suite 600
Los Angeles, CA 90067

Diva Trust	 (5)			 3,120,000		7.1%
1902 Vision Drive
Palm Beach Gardens, FL 33418

All directors and                  40,008,850          90.7%
executive officers as
as group (1 person)

* Less than 1%.

(1)  Based upon 44,127,571 outstanding shares of common stock

(2) Assumes exercise of warrants, options or other rights to purchase securities held by the named shareholder exercisable within six months of the date hereof.

(3) TransGlobal Financial Corporation is an affiliate of Mike M. Mustafoglu, the sole director and officer of the Company. Mike M. Mustafoglu is the sole shareholder of TransGlobal Financial Corporation. Since TransGlobal Financial Corporation has fewer than 100 shareholders and is not making and does not intend to make a public offering of its securities, management believes that TransGlobal Financial Corporation is not deemed to be an investment company by virtue of an exemption provided under the Investment Company Act of 1940, as amended.

(4) Mike M. Mustafoglu, the sole director and executive officer of the
Company is the sole shareholder of TransGlobal Financial Corporation.

(5) The beneficiaries of the Diva Trust are Mike M. Mustafoglu's wife and children. Mr. Mustafoglu's wife acts as the trustee of The Diva Trust. Mr. Mustafoglu disclaims any beneficial interest in the shares of the Company held by Diva Trust.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On January 6, 2000, the Company issued a total of 40,000,000 shares of its restricted Common Stock to TransGlobal Financial Corporation in exchange for payment the demand notes, together with accrued and unpaid interest, aggregating $ 52,489. Mr. Mustafoglu, the president and sole director of the Company, is the sole director and shareholder of TransGlobal Financial Corporation and is therefore considered to be the beneficial owner of the common stock of the Company issued to TransGlobal Financial Corporation. With respect to the shares issued to TransGlobal Financial Corporation, the Company relied on Section 4(2) of the Securities Act of 1933, as amended and Rule 506 promulgated thereunder.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

	2.1*	Agreement and Plan of Reorganization between
       		Lapitos Acquisition Corporation and Para Mas
Internet,Inc.

3.1	Articles of Incorporation and amendments thereto.

3.2	By-Laws of the Company.

23.1	Consent of Accountants

 	27.1	Financial Data Schedule
_____
* Previously filed

      (b) The Company filed a Form 8-K on May 17, 2000 to report its Agreement and Plan of Reorganization between Lapitos Acquisition Corporation and the Company. The Company filed an amended Form 8-K/A on July 18, 2000 on the same subject.



                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   PARA MAS INTERNET, INC.


                                      By:    /s/ Mike M. Mustafoglu
                                             Mike M. Mustafoglu,
President

Dated:  September 20, 2000

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                    OFFICE                  DATE

Mike M. Mustafoglu      Director               September 20, 2000






PARA MAS INTERNET, INC.

FINANCIAL STATEMENTS

June 30, 2000 and 1999

PARA MAS INTERNET , INC.

Index to Financial Statements




						Page

Audit Report of Independent Certified Public Accountants
	F-3

Financial Statements

Balance Sheet  at June 30, 2000 and 1999				F-4

Statements of Losses for the two years ended
June 30, 2000 and 1999 						F-5

Statements of  Deficiency in Stockholders' Equity
For the two years ended June 30, 2000 and 1999			F-6

Statements of Cash Flows for the two years ended
June 30, 2000 and 1999	 					F-7

Notes to Financial Statements					F-8 to  F-13







STEFANOU & COMPANY, LLP
CERTIFIED PUBLIC ACCOUNTANTS
1360 Beverly Road
Suite 305
McLean, VA  22101-3621
703-448-9200
703-448-3515 (fax)
Philadelphia, PA

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Para Mas Internet, Inc.
Los Angles, California

	We have audited the accompanying balance sheet of Para Mas Internet, Inc., a Nevada corporation, as of June 30, 2000 and 1999 and the related statements of losses, deficiency in stockholders' equity, and cash flows for the years then ended . These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

	We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

	In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Para Mas Internet, Inc. of June 30, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

	The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note G to the financial statements, the Company has suffered recurring losses from operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note G. The financial statements do not include any adjustments that might result form the outcome of this uncertainty.

						/s/ Stefanou & Company , LLP
						       Stefanou & Company, LLP
McLean, Virginia
July 10, 2000











F-3


PARA MAS INTERNET, INC.
BALANCE SHEET
JUNE 30, 2000 AND 1999

ASSETS


June 30,
2000
June 30,
1999
CURRENT ASSETS:





	Cash
$
-
$
-
		Total current assets
-
-




LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:


	Accounts payable and accrued
expenses
$
2,169
$
8,072
             Note payable
15,000
15,000
	Notes payable- related party
(Note E)

-

42,803
		Total current
liabilities
17,169
65,875



DEFICIENCY IN STOCKHOLDERS' EQUITY
(NOTES B and C):


	Preferred stock, par value,
$.001 per share;
authorized  10,000,000
shares; 68,400 shares
issued at June 30, 2000 and
64,200 shares issued at June
30, 1999



68,400



64,200
Common stock, par value, $
 .001 per share; authorized,
100,000,000 shares;
	44,127,695 shares issued
at June 30, 2000  and
4,127,569 and June 30, 1999



44,128



4,127
	Additional paid in capital
1,415,949
1,407,661
	Accumulated deficit
(1,545,64
6)
(1,541,863
)

(17,169)

(65,875)

$
-
$
-

See accompanying notes to financial statements

F-4

PARA MAS INTERNET, INC.
 STATEMENT OF LOSSES
FOR THE YEARS ENDED JUNE 30, 2000 AND 1999



June
30,
2000
Jun 30,
1999



Other (income) expense:


             Interest
expense
 $
3,783
$
4,399
	Other expense
3,783
4,399



Net loss
3,783
4,399
Preferred stock dividends

4,200

4,200
Net loss available to
common shareholders (Note
C)

$
7,983

$
8,599



Loss per share:





	Basic and diluted
$
 .00
$
 .00



	Basic and diluted
10,013,
099

4,127,5
69




























See accompanying notes to  financial statements

F-5


PARA MAS INTERNET, INC.
STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE YEARS  ENDED JUNE 30, 2000 AND 1999





Common
Shares
Prefer
red
Shares
Common
Stock
Amount
Preferr
ed
Stock
Amount
Additio
nal
Paid in
Capital
Accumulat
ed
Deficit

Tota
l








Balance at June
30, 1998
4,127,5
69
60,000
$
4,127
$
60,000
$1,411,
861
$
(1,537,46
4)
$(61,
476)
Preferred stock
dividend
-
4,200
-
4,200
(4,200)
-
-
Net loss

-

-

-

-

-

(4,399)

(4,39
9)
Balance at June
30, 1999
4,127,5
69
64,200

4,127
64,200

1,407,6
61

(1,541,86
3)

(65,8
75)
Preferred stock
dividend

-
4,200

-

4,200

(4,200)

-

-
Common stock
issued in exchange
for debt (Notes B
and E)


40,000,
000


  -


40,000


-


12,489


-


52,48
9
Adjustment
126
-
1
-
(1)
-
-
Net loss

-

-

-

-

-

(3,783)
(3,78
3)
Balance at June
30, 2000
44,127,
695
68,400
$
44,128
$
68,400
$1,415,
949
 $
(1,545,64
6)
$(17,
169)



See accompanying notes to  financial statements

F-6

PARA MAS INTERNET, INC.
STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2000 AND 1999



June
30,
2000
June
30,
1999
Cash flows from operating
activities:


	Net loss
$
(3,783
)
$
(4,399)
Change in assets and
liabilities:


	Adjustments to reconcile
net loss to net
cash     provided by operating
activities:


             Common stock issued
in exchange for debt
52,489

	Increase (decrease) in:


	Accounts payable and
accrued expenses
(5,903
)

(4,399)
	Net cash provided (used) by
operating 	activities

42,803

-
Cash flows from financing
activities


	Repayment of notes payable-
shareholders

(42,80
3)

-
	Net cash provided by
financing activities
(42,80
3)
-
	Net decrease in cash and
equivalents

-

-
Cash - beginning of period

0
     0
Cash - end of period
$
0
$
0



Supplemental Disclosure of Cash
Flow Information:


             Cash paid during
the year for interest
$
-
$
-
             Cash paid during
the year for taxes
-
-
             Common issued in
exchange for debt
52,489
-
Preferred stock dividends
paid in
additional preferred shares

4,200

4,200












See accompanying notes to  financial statements

F-7

PARA MAS INTERNET, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999

NOTE A-SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business Operations

Para Mas Internet, Inc. ("Company" or "Para Mas") was incorporated under the laws of the State of Nevada on June 6, 1994 as U.S. Medical Management, Inc., a wholly owned subsidiary of Waterloo Wheels, Inc. Waterloo Wheels, Inc. was incorporated on June 2, 1986 under the laws of British Columbia. In June 1995, the shareholders of Waterloo Wheels, Inc. exchanged all their outstanding stock for shares of the Company on a share for share basis. In June 1995, the Company completed a merger with Ken Venturi Golf Training Center, Inc. Effective with the merger, all previously outstanding common stock of Ken Venturi Golf Center, Inc. was exchanged for 4,000,000 shares of the Company's common stock. Immediately following the merger, the Company changed its name to Ken Venturi Golf, Inc.

In November 1997, the Company changed its name to Transcontinental Waste, Industries. In April 1999, the Company changed its name to Financial Depot Online, Inc. In August 1999 the Company changed its name to Para Mas Internet, Inc.


On April 17, 2000, Para Mas  completed a Stock Exchange
Agreement with Lapitos Acquisition Corporation ("Lapitos")   in
a transaction accounted for using the purchase method of accounting. The total purchase price and carrying value of net assets acquired of the Lapitos was $ 1. From Lapito's inception , until the date of the exchange, Lapitos was an inactive corporation with no assets and liabilities.



Effective with the exchange, all previously outstanding common stock, preferred stock, options and warrants owned by Lapitos stockholders were exchanged for an aggregate of 1,000 shares of Para Mas's common stock. The value of the stock that was issued was the historical cost of Lapitos's net tangible assets, which did not differ materially from their fair value. In accordance with Accounting Principles Opinion No. 16, Para Mas was the acquiring entity.


The Company has generated no sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2000 the Company has an accumulated deficit of $ 1,545,646.

F-8


PARA MAS INTERNET, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999


NOTE A-SUMMARY OF ACCOUNTING POLICIES ( continued)

Income Taxes

Income taxes are provided based on the liability method for financial reporting purposes in accordance with the provisions of Statements of Financial Standards No. 109, "Accounting for Income Taxes". Deferred and prepaid taxes are provided for on items which are recognized in different periods for financial and tax reporting purposes.

Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Intangible Assets

Organization costs incurred after December 31, 1999 will be expensed as incurred in accordance with AICPA Statement of Position 98-5.


Stock Based Compensation

The Company accounts for stock transactions in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees." In accordance with statement of Financial Accounting Standards No.
123, "Accounting for Stock Based Compensation," the Company has adopted the proforma disclosure requirements.

Liquidity

As shown in the accompanying financial statements, the Company
incurred a net loss of   $ 3,783 during the year ended June 30,
2000 and $ 4,399 during the year ended June 30, 1999.

Comprehensive Income

The Company does not have any items of comprehensive income in any of the periods presented.


F-9


PARA MAS INTERNET, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999



NOTE A-SUMMARY OF ACCOUNTING POLICIES ( continued)

Net Loss Per Share

Losses per common share for the years ended June 30, 2000 and 1999 are based upon 10,013,099 and 4,127,569 shares respectively, representing the weighted average number of shares outstanding.

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrant's have been excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material. There is no effect on earnings per share information for the years ended June 30, 1999 and 1998 relating to the adoption of this standard.



Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.










F-10




PARA MAS INTERNET, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2000 AND  1999

NOTE B-CAPITAL STOCK

In November, 1997, the Company approved, by unanimous consent of its Board of Directors, to amend the Company's articles of incorporation to increase the number of shares of common stock, par value $.001 per share from 25,000,000 shares to 100,000,000 shares and to create 10,000,000 shares of preferred stock, par value $.001 per share.

Share amounts presented in the balance sheets and statements of deficiency in stockholders' equity reflect the actual share amounts outstanding for each period presented.



NOTE C- PREFERRED STOCK

In May 1998, the Company issued 60,000 shares of Series B 7% Cumulative Redeemable Convertible Preferred Stock ("Preferred Shares") in exchange for professional services rendered to the Company . Holders of the Preferred Shares are entitled to receive cumulative cash dividends at the annual rate of 7% per annum, or $.07 per share, payable quarterly. The dividends may be payable in cash or through a dividend of additional shares of Preferred Shares. The Company paid a $ 4,200 Series B Preferred Stock dividend to the holders of the Preferred Shares during the years ended June 30, 2000 and 1999, respectively.

The Preferred Shares rank senior to the common stock. The
Preferred Shares have a liquidation preference of $ 1.00 per share plus any and all declared and unpaid dividends.

The Preferred Shares are convertible, in whole or in part , at the option of the holders thereof, into shares of common stock at amount equal to the Company's average closing bid price of the common stock for thirty days immediately preceding the conversion divided by the liquidation preference of $1.00 per share.

The Company may, at its option, convert the Preferred Shares into the Company's common stock by dividing the average closing price of the Company's common stock over a twenty (20) day period by the liquidation preference of $1.00 per share. In order to exercise this option, the average price of the Company's common stock must be at least $1.50 per share.




F-11


PARA MAS INTERNET, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2000 AND  1999


NOTE D-INCOME TAXES

The Company has adopted Financial Accounting Standard number 109 which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

At June 30, 2000, the Company has available for federal income tax purposes a net operating loss carryforward of $1,545,000 expiring the year 2020 that may be used to offset future taxable income. The future utilization of the operating loss carryforwards or the time period in which the carryforwards
could be utilized could be limited.   The deferred tax asset
related to the carryforward is approximately  $ 525,000.   The
Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized.
Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

Components of deferred tax assets as of June 30, 2000 are as follows:

	Non current:
		Net operating loss carryforward		$ 525,000
		Valuation allowance			  (525,000)
		Net deferred tax asset			$            -


NOTE E-NOTES PAYABLE-RELATED PARTY

The Company's principal shareholder has advanced funds to the Company for the purpose of meeting various working capital requirements. These advances are in the form of unsecured demand notes with interest at the prime lending rate plus 3% per annum. During the year ended June 30, 2000, the Company issued 40,000,000 shares of the Company's restricted common stock to the shareholder in exchange for payment the demand notes, together with accrued and unpaid interest, aggregating $ 52,489.


F-12



PARA MAS INTERNET, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2000 AND  1999




NOTE F-LOSSES PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share at June 30, 2000 and 1999:



2000
1999
Net loss
$ (3,783)
$ (4,399)
Preferred stock dividends

4,200
    4,200
Net loss available for common
shareholders

(7,983)

(8,599)
Basic and fully diluted loss
per share

$   (.00)
$
(.00)
Weighted average common shares
outstanding

10,013,09
9
4,127,569


Net loss per share is based upon the weighted average number of shares of common stock outstanding.

NOTE G-GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the years ended June 30, 2000 and 1999, the Company incurred losses of $ 3,783 and $4,399, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

 The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability.






F-13

Ex-3.1
ARTICLES OF INCORPORATION

OF

U.S. MEDICAL MANAGEMENT INC.

	FIRST, The name of the corporation is U.S. MEDICAL
MANAGEMENT INC.


	SECOND, It's registered office in the State of Nevada is located at 2533 North Carson Street, Carson City, Nevada 89706 that this Corporation may maintain as office, or offices, in such other place within or without the State of Nevada as may be from time designated by the Board of Directors, or by the By-Laws of said Corporation, and that this Corporation may conduct all Corporation businesses of every kind and mature, including the holding of all meetings of Directors and Stockholders, outside the state of Nevada as well as within the State of Nevada.

	THIRD, The objects for which this Corporation is formed are: To engage in any lawful activity, including, but not limited to the following:
(A) Shall have such rights, privileges and powers as may be conferred upon corporations by any existing law.
(B) May at any time exercise such rights, privileges and powers, when not inconsistent with the purposes and objects for which this corporation is organized.
(C) Shall have power to have succession by its corporate name for the period limited in its certificate or notices of incorporation, and when no period is limited, perpetually or until dissolved and its affairs wound up according to law.
(D) Shall have power to sue and be sued in any court of law or equity.
(E) Shall have power to make contracts.
(F) Shall have power to hold, purchase and convey real and personal estate and to mortgage or lease any such real and personal estate with its franchises. This power to hold real and personal estate shall include the power to take the same by devise or bequest in the State of Nevada, or in any other state, territory or country.
(G) Shall have power to appoint such officers and agents as the affairs of the corporation shall require, and to allow them suitable compensation.
(H) Shall have power to make By -Laws not inconsistent with the consideration or laws of the United States, or of the State of Nevada, for the management, regulation and government affairs and property, the transfer of its stock, the transaction of its business, and the calling and holding of meetings of its stockholders.
(I) Shall have power to wind up and dissolve itself, or be wound up or dissolved.
(J) Shall have power to adopt and use a common seal or stamp, and alter the same at pleasure. This use of a seal or stamp by the corporation on any corporate documents is not necessary. The corporation may use a seal or stamp if it desires, but such use or nonuse shall not in say way affect the legality of the document.
(K) Shall have power to borrow money and contract debts when necessary for the transaction of its business, of for the exercise of its corporate rights, privileges or franchises, or for any other lawful purpose of its incorporation; to issue bonds, promissory notes, bills of exchange, debentures, and other obligations and evidences of indebtedness, payable at a specified event or events, whether secured by mortgage, pledges, or otherwise, or unsecured, for money borrowed, or in payment for property purchased, or acquired, or for any other lawful object.
(L) Shall have power to guarantee, purchase, hold, sell, assign, transfer, mortgage, pledge, or otherwise dispose of the shares of the capital stock of, or any bonds, securities or evidences of the indebtedness created by, any other corporation or corporations of the State of Nevada, or any other state or government, and, while owners of such stock, bonds, securities or evidences or indebtedness, to exercise all the rights, powers and privileges of ownership, including the right to vote, if any.
(M) Shall have power to purchase, hold, sell and transfer shares of its own capital stock and use therefor its capital, capital surplus, or other property or fund.
(N) Shall have power to conduct business, have one or more offices, and hold, purchase mortgage and convey real and personal property in the State of Nevada, and in any of the several states, territories, possessions and dependencies of the United States, the District of Columbia, and any foreign countries.
(O) Shall have power to do all and everything necessary and proper for the accomplishment of the objects enumerated in its certificates or articles of incorporation, or any amendment thereof, or necessary or incidental to the protection and benefit of the corporation, and, in general, to carry on say lawful business necessary or incidental to the attainment of the objects of the corporation, whether or not such business is similar in nature to the objects set forth in the certificate or articles of incorporation of the corporation, or any amendment thereof.
(P) Shall have power to make donations for the public welfare or for charitable , scientific, or educational purposes.
(Q) Shall have power to enter into partnerships, general or limited, or joint ventures, in connection with any lawful activities.

FOURTH, That the total number of voting common stock authorized that may be issued by the Corporation is TWENTY-FIVE MILLION (25,000,000) shares of stock at $.001 per value and no other class of stock shall be authorized. Said shares with a par value of $.001 may be issued by the corporation from time to time for such considerations as may be fines from time to time by the Board of Directors.

FIFTH, The governing board of this corporation shall be
known as directors, and the number of directors may from time to time be increased or decreased in such a manner as shall be
provided by the By-Laws of this corporation, providing that the number of directors shall not be reduced to fewer than one (1).
	The name and post office address of the first Board of
Directors shall be (1) in number and listed as follows:
NAME					              POST OFFICE AND ADDRESS
Betty J. Elpern				         2533 North Carson Street
							Carson City, Nevada  89706

	SIXTH, The capital stock, after the amount of the subscription price, or par value, has been paid in, shall not be subject to assessment to pay the debts of the corporation.

	SEVENTH, The name and post office address of the incorporator signing the Articles of Incorporation is as follows:

NAME								POST OFFICE ADDRESS
Betty J. Elpern  						2533 North Carson
Street
								Carson City, Nevada
89706

	EIGHTH,  The resident agent for this corporation shall be:

LAUGHLIN ASSOCIATES, INC.
The address of said agent, and, the registered or statutory address of this corporation in the state of Nevada shall be:
2533 North Carson Street
Carson City, Nevada 89706

	NINTH, The corporation is to have perpetual existence.

	TENTH, In furtherance and not in limitation of the powers conferred by statue, the Board of Directors is expressly authorized:

	Subject to the By-Laws, if any, adopted by the Stockholders, to make, alter or amend the By-Laws of the Corporation.

	By resolution passed by a majority of the whole Board, to designate one (1) or more committees, each committee to consist of one or more of the Directors of the Corporation, which, to the extent provided in the resolutions, or in the By-Laws of the Corporation, shall have and may exercise the powers of the Board of Directors in the management of the business and affairs of the Corporation. Such committee, or committees, shall have such name, or names, as may be stated in the By-Laws of the Corporation, or as may be determined from time to time by resolution adopted by the Board of Directors.

	When and as authorized by the affirmative vote of the Stockholders holding stock entitling them to exercise at least a majority of the voting power given as a Stockholder meeting called for that purpose, or when authorized by the written consent of the holders of at least a majority at any meeting to sell, lease or exchange all of the property and assets of the Corporation, including its good will and its corporate franchises, upon such terms and conditions as its board of Directors deems expedient and for the best interests of the Corporation.

	ELEVENTH- No shareholder shall be entitled as a matter of right to subscribe for or receive additional shares of any class of stock of the Corporation, whether now or hereafter authorized, or any bonds, debentures or securities convertible into stock, but such additional shares of stock or other securities convertible into stock may be issued or disposed of by the Board of Directors to such persons and on such terms as in its discretion it shall deem advisable.

	TWELFTH, No director or officer of the Corporation shall be personally liable to the Corporation or any of its stockholders for damages for breach of fiduciary duty as a directory or officer involving any act or omission of any such director or officer, provided, however, that the foregoing provision shall not eliminate or limit the liability of a director or officer
(1) for acts of omission which involve intentional misconduct, fraud or a knowing violation of law, or (2) the payment of dividends in violations of Sections 78.300 of the Nevada Revised States. Any repeal or modification of this Article by the stockholders of the Corporation shall be prospective only, and shall not adversely affect any limitation on the personal liability of a director or officer of the Corporation for acts or omissions prior to such repeal or modification.

	THIRTEENTH, This Corporation reserves the right to amend, alter, change or repeal any provision contained in the Articles of Incorporation, in the manner now or hereafter prescribed by statue, or by the Articles of Incorporation, and all rights conferred upon Stockholders herein are granted subject to this reservation.





I, THE UNDERSIGNED, being the Incorporator hereinbefore named for the purpose of forming a Corporation pursuant to the General Corporation Law of the State of Nevada, do make and file those Articles of Incorporation, hereby declaring and certifying that the facts herein stated are true, and accordingly have hereunto set my hand this 3rd day of JUNE, 1994.


/s/ Betty J. Helpern








CERTIFICATE AMENDING ARTICLES OF INCORPORATION
OF
U.S. MEDICAL MANAGEMENT INC.
The undersigned, being President and Secretary of U.S. MEDICAL MANAGEMENT INC.
a Nevada Corporation, hereby certify that by a majority vote of the Board of Directors and a majority vote of the stockholders at a meeting duly convened and held June 23rd, 1995, it was agreed by unanimous vote that this CERTIFICATE AMENDING THE
ARTICLES OF INCORPORATION be filed.
	The undersigned further certify that the original Articles of Incorporation of
U.S. MEDICAL MANAGEMENT INC.
were filed with the Secretary of the State of Nevada on the 8th day of June 1995 herein is amended to read as follows:
ARTICLE FIRST

FIRST, The name shall be:
		Ken Venturi Golf, Incorporated




CERTIFICATE OF AMENDMENT
OF THE
ARTICLES OF INCORPORATION OF
KEN VENTURI GOLF, INCORPORATED


The undersigned, being the President and Secretary of KEN
VENTURI GOLF, INCORPORATED, does hereby certify:

That the Board of Directors at a meeting convened, held on the 14th day of November, 1997, adopted a resolution to amend the Corporation's Articles of Incorporation to be effective
November 19, 1997 as follows:

1. Article FIRST of the Articles of Incorporation of KEN
VENTURI GOLF, INCORPORATED which sets forth the name of the Corporation is hereby amended to read in its entirety as follows:

	"FIRST.  The name of the Corporation is
TransContinental Waste Industries, Inc."

2. Article FOURTH of the Articles of Incorporation of KEN
VENTURI GOLF, INCORPORATED which sets forth the number of shares of capital stock the Corporation has the authority to issue is hereby amended to read in its entirety as follows:

	"FOURTH. The total number of shares of all classes of capital stock which the Corporation shall have the authority to issue is One Hundred Ten Million (110,000,000) shares divided into two (2) classes of which One Hundred Million (100,000,000) shares, par value $.001 per share, shall be designated Common Stock, and Ten Million (10,000,000) shares, par value $.001 per share, shall be designated Preferred Stock. The Board of Directors is expressly vested with authority to issue the Common Stock and the Preferred Stock from time to time."

A.	All Classes of Capital Stock.  The following
provisions shall apply to all classes of the Corporation's capital stock:

Section 1.  Acquisition, Redemption and Other
Disposition. The Corporation shall have the power to acquire (by purchase, redemption, or otherwise), hold, own, pledge, sell, transfer, assign, reissue, cancel, or otherwise dispose of the shares of the Corporation in the manner and to the extent now or hereafter permitted by the laws of the State of Nevada (but such power shall not imply an obligation on the part of the owner or holder of any share to sell or otherwise transfer such share to the Corporation), including the power to purchase, redeem, or otherwise acquire the it's own shares, directly or indirectly, and without pro rata treatment of the owners or holders of any class or series of shares, unless, after giving effect thereto, the Corporation would not be able to pay its debts as they become due in the usual course of business or the Corporation's total assets would be less than its total liabilities (and without regard to any amounts that would be needed, if the Corporation were to be dissolved at the time of the purchase, redemption, or other acquisition, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those of the holders of the shares of the Corporation being purchased, redeemed, or otherwise acquired, unless otherwise expressly provided with respect to a series of Preferred Stock). Shares of the Corporation purchased, redeemed, or otherwise acquired by it shall constitute authorized but unissued shares, unless prior to any such purchase, redemption, or other acquisition, or within thirty (30) days thereafter, the Board of Directors adopts a resolution providing that such shares constitute authorized and issued but not outstanding shares;

Section 2. Reissuance. Preferred Stock of any series that has been redeemed (whether through the operation of a retirement or sinking fund or otherwise) or purchased by the Corporation, or which, if convertible, have been converted into shares of the Corporation of any other class or series, may be reissued as a part of such series or of any other series of Preferred Stock, subject to such limitations (if any) as may be fixed by the Board of Directors with respect to such series of Preferred Stock in accordance with the provisions of Article FOURTH, Subsection C, of these Articles of Incorporation; and
Section 3. Disposition, Issuance and Sale. The Board of Directors of the Corporation may dispose of, issue, and sell shares in accordance with, and in such amounts as may be permitted by, the laws of the State of Nevada and the provisions of these Articles of Incorporation and for such consideration, at such price or prices, at such time or times and upon such terms and conditions (including the privilege of selectively repurchasing the same) as the Board of Directors shall determine, without the authorization or approval by any stockholders of the Corporation. Shares may be disposed of, issued, and sold to such persons, firms, or corporations as the Board of Directors may determine, without any preemptive or other right on the part of the owners or holders of other shares of the Corporation of any class or kind to acquire such shares by reason of their ownership of such other shares.

B.	Common Stock.  The following provisions shall apply to
the Common Stock:
Section 1.  Voting Rights.  Except as otherwise
provided by the General Corporation Law of Nevada and subject to such stockholder disclosure and recognition procedures (which may include voting prohibition sanctions) as the Corporation may by action of its Board of Directors establish, shares of Common Stock shall have unlimited voting rights and each outstanding share of Common Stock shall, when validly issued by the Corporation, entitle the record holder thereof to one vote at all stockholders' meetings on all matters submitted to a vote of the stockholders of the Corporation;

Section 2.  Dividends and Distributions.  Shares of
Common Stock shall be equal in every respect insofar as their relationship to the Corporation is concerned, but such equality of rights shall not imply equality of treatment as to redemption or other acquisition of shares by the Corporation. Subject to the rights of the holders of any outstanding series of Preferred Stock, the holders of Common Stock shall be entitled to share ratably in such dividends or other distributions (other than purchases, redemptions, or other acquisitions of shares by the Corporation), if any, as are declared and paid from time to time on the Common Stock at the discretion of the Board of Directors; and

Section 3. Liquidation, Dissolution or Winding Up. In the event of any liquidation, dissolution, or winding up of the Corporation, either voluntary or involuntary, after payment shall have been made to the holders of any outstanding series of Preferred Stock of the full amount to which they shall be entitled, the holders of Common Stock shall be entitled, to the exclusion of the holders of Preferred Stock of any and all series, to share, ratably according to the number of shares of Common Stock held by them, in all remaining assets of the Corporation available for distribution to its stockholders.

C.	Preferred Stock.  The following provisions shall apply
to the Preferred Stock:
1.	Issuance.  The Board of Directors is hereby
expressly authorized to provide, out of the unissued shares of Preferred Stock, for one or more series of Preferred Stock. Before any shares of any such series are issued, the Board of Directors shall fix, and hereby is expressly empowered to fix, by adopting and filing in accordance with the General Corporation Law of Nevada, a Certificate of Designation, after adopting a resolution or resolutions providing for the issue of such Preferred Stock, and in such resolution or resolutions providing for the issue of shares of each such class and of each particular series of any such class. The Board of Directors is also expressly vested with authority to fix the number of shares constituting any such series of any such class and to fix the terms of such Preferred Stock or series of Preferred Stock, including the following:
	(i)	the designation of such series, the
number of shares to constitute such series and the stated value thereof if different from the par value thereof;
	(ii)	whether the shares of such series shall
have voting rights, and, if so, the terms of such voting rights, which may be general or limited, may include multiple votes per share and may include the right, under specified circumstances, to elect additional directors;
	(iii)	the dividends, if any, payable on
such series, whether any such dividends shall be cumulative, and, if so, from what dates, the conditions and dates upon which such dividends shall be payable, the preference or relation which such dividends shall bear to the dividends payable on any shares of stock of any other class or any other series of Preferred Stock;
	(iv)	whether the shares of such series shall
be subject to redemption by the Corporation and, if so, the times, prices and other conditions of such redemption;
	(v)	the amount or amounts payable upon
shares of such series upon, and the rights of the holders of such series in, the voluntary or involuntary liquidation, dissolution or winding up, or upon any distribution of the assets, of the Corporation;
	(vi)	whether the shares of such series shall
be subject to the operation of a retirement or sinking fund and, if so, the extent to and manner in which any such retirement or sinking fund shall be applied to the purchase or redemption of the shares of such series for retirement or other corporate purposes and the terms and provisions relative to the operation thereof;
	(vii)	whether the shares of such series
shall be convertible into, or exchangeable for, shares or stock of any other class or any other series of Preferred Stock or any other securities (whether or not issued by the Corporation) and, if so, the price or prices or the rate or rates of conversion or exchange and the method, if any, of adjusting the same, and any other terms and conditions of conversion or exchange;
	(viii)	the limitations and restrictions,
if any, to be effective while any shares of such series are outstanding upon the payment of dividends or the making of other distributions on, and upon the purchase, redemption or other acquisition by the Corporation of, the Common Stock or shares of stock of any other class or any other series of Preferred Stock;
	(ix)	the conditions or restrictions, if any,
upon the creation of indebtedness of the Corporation or upon the issue of any additional stock, including additional shares of such series or of any other series of Preferred Stock or of any other class of stock; and
	(x)	any other powers, preferences and
relative, participating, optional and other special rights, and any qualifications, limitations and restrictions thereof.

Except to the extent otherwise expressly provided in these Articles of Incorporation or required by law (i) no share of Preferred Stock shall have any voting rights other than those which shall be fixed by the Board of Directors pursuant to this Article FOURTH and (ii) no share of Common Stock shall have any voting rights with respect to any amendment to the terms of any series of Preferred Stock, provided however, that in the case of this clause (ii) the terms of such series of Preferred Stock, as so amended, could have been established without any vote of any shares of Common Stock.

3.	Effective immediately upon the filing of this
Amendment to the Corporation's Articles of Incorporation, the Corporation shall effect 100:1 reverse stock split of all issued and outstanding shares of the Corporation's $.001 par value Common Stock such that the 12,756,907 shares of Common Stock currently issued and outstanding shall be reduced automatically to 127,570 shares of Common Stock, provided that any and all fractions of shares resulting from such Reverse Stock Split shall be rounded up to whole shares so that no fractional shares shall be issued and outstanding.

The number of shares of the Corporation outstanding and entitled to vote on this Certificate of Amendment to the Articles of Incorporation is 12,756,907, and the said changes and Certificate of Amendment have been consented to and approved by a majority vote of the stockholders holding at least a majority of each class of stock outstanding and entitled to vote thereon.

IN WITNESS WHEREOF, the undersigned has executed this Certificate of Amendment this 28th day of November, 1997 and affirms that this Certificate of Amendment is the act and deed of the Corporation and the statements made herein are true under the penalties of perjury.


/s/Mike M. Mustafoglu,
President and Secretary


CERTIFICATE OF AMENDMENT
OF THE
ARTICLES OF INCORPORATION OF
TRANSCONTINENTAL WASTE INDUSTRIES, INC.

The undersigned, being the President and Secretary of TRANSCONTINENTAL WASTE INDUSTRIES, INC., do hereby certify:
That the Board of Directors at a meeting duly convened and held on the 6th day of April, 1999, adopted a resolution to amend the Corporation's Articles of Incorporation, to be effective upon filing with the Secretary of State of Nevada, as follows:
	Article FIRST of the Articles of Incorporation of TRANSCONTINENTAL WASTE INDUSTRIES, INC., which sets forth the name of the Corporation, is hereby amended to read in its entirety as follows:

	"FIRST.  The name of the Corporation is FINANCIAL
DEPOT ONLINE, INC."

The number of shares of the Corporation outstanding and entitled to vote on this Certificate of Amendment to the Articles of Incorporation is Four Million One Hundred Twenty-Seven Thousand Five Hundred Seventy (4,127,570), and the said changes and Certificate of Amendment have been consented to and approved by a majority vote of the stockholders holding at least a majority of each class of stock outstanding and entitled to vote thereon.

IN WITNESS WHEREOF, the undersigned have executed this Certificate of Amendment this 6th day of April, 1999 and affirm that this Certificate of Amendment is the act and deed of the Corporation and the statements made herein are true under the penalties of perjury.


/s/Mike M. Mustafoglu, President and
Secretary





CERTIFICATE OF AMENDMENT
OF THE
ARTICLES OF INCORPORATION OF
FINANCIAL DEPOT ONLINE, INC.

The undersigned, being the President and Secretary of FINANCIAL DEPOT ONLINE, INC., do hereby certify:
That the Board of Directors at a meeting duly convened and held on the 23rd day of August, 1999, adopted a resolution to amend the Corporation's Articles of Incorporation, to be effective upon filing with the Secretary of State of Nevada, as follows:
	Article FIRST of the
Articles of Incorporation of FINANCIAL DEPOT ONLINE, INC., which sets forth the name of the Corporation, is hereby amended to read in its entirety as follows:
	"FIRST.  The name of the
Corporation is PARA MAS INTERNET, INC."

The number of shares of the Corporation outstanding and entitled to vote on this Certificate of Amendment to the Articles of Incorporation is Four Million One Hundred Twenty-Seven Thousand Five Hundred Seventy (4,127,570), and the said changes and Certificate of Amendment have been consented to and approved by a majority vote of the stockholders holding at least a majority of each class of stock outstanding and entitled to vote thereon.

IN WITNESS WHEREOF, the undersigned have executed this Certificate of Amendment this 23rd day of August, 1999 and affirm that this Certificate of Amendment is the act and deed of the Corporation and the statements made herein are true under the penalties of perjury.


/s/Mike M. Mustafoglu, President and Secretary




Ex-3.2
BY - LAWS
of
Para Mas Internet, Inc.

OFFICES
ARTICLE I.

Section 1.
Office. The office of the corporation will be located at 1800
Century Park East, Suite 600, Los Angeles, California  90067.

Section 2.
Additional Offices. The corporation may also have offices and places of business at such other places as the Board of Directors may from time to time determine or the business of the corporation may require.

MEETINGS OF SHAREHOLDERS
ARTICLE II.

Section 1.
Place of Meetings. The annual meeting of the shareholders for the election of directors and all special meetings of shareholders for that or for any other purpose may be held in such place within or without the State of Nevada as shall be stated in the notice of the meeting, or in a duly executed waiver of notice thereof.

Section 2.
Date of Annual Meetings. The annual meeting of shareholders shall be held on April 1 of each year, if not a legal holiday, and if a legal holiday then on the next business day following, at which they shall elect a Board of Directors and transact such other business as may properly be brought before the meeting.

Section 3.
Notice of Annual Meeting. Written notice of the annual meeting, the place, date and hour of the meeting shall be given personally or by mail to each shareholder entitled to vote thereat, not less than 15, nor more than 90 days prior to the meeting.

Section 4.
Special Meetings. Special meetings of the shareholders, for any purpose or purposes, unless otherwise prescribed by statute or by the Certificate of Incorporation, may be called by the Chairman of the Board, if any, the President or the Board of Directors, and shall be called by the President or the Secretary at the request in writing of a majority of the Board of Directors, or at the request in writing of shareholders owning at least sixty-seven percent in amount of the shares of stock of the corporation issued and out-standing and entitled to vote. Such request shall state the purpose or purposes of the proposed meeting.

Section 5.
Notice of Special Meeting. Written notice of a special meeting of shareholders, stating the place, date and hour of the meeting, the purpose or purposes for which the meeting is called and at whose direction it is being issued, shall be given personally by mail to each shareholder entitled to vote thereat, not less than 15 nor more than 90 days prior to the meeting.

Section 6.
Quorum. Except at otherwise provided by the Certificate of Incorporation, the holders of a majority of the shares of stock of the corporation issued and outstanding and entitled to vote thereat, present in person or represented by proxy, shall be requisite for and shall constitute a quorum at all meetings of the shareholders for the transaction of business. If, however, such quorum shall not be perfect or represented at any meeting of the shareholders, the shareholders entitled to vote thereat, present in person or represented by proxy, shall have power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present or represented. At such adjourned meeting at which a quorum shall be present or represented, any business as may be transacted which might have been transacted at the meeting as originally noticed.

Section 7.
Presiding Officer; Order of Business. Meetings of the stockholders shall be presided over by the Chairman of the Board, or, if he or she is not present, by the Chief Executive Officer, or if he or she is not present, by the President, or if he or she is not present, by a Vice-President, or if neither the Chairman of the Board nor the Chief Executive Officer nor the President or a Vice-President is present, by a chairman to be chosen by a majority of the shareholders entitled to vote at the meeting who are present in person or by proxy. The Secretary of the Corporation, or, in his or her absence, an Assistant Secretary, shall act as secretary of every meeting, but if neither the Secretary nor an Assistant Secretary is present, the shareholders present at the meeting shall choose any person present to act as secretary of the meeting.

The order of business shall be as follows:

i.	Call to order of meeting
ii.	Proof of notice of meeting
iii.	Reading of minutes of last previous annual meeting
iv.	Reports of officers
v.	Reports of committees
vi.	Election of directors
vii.	Miscellaneous business

Section 8.
Voting. At any meeting of the shareholders every shareholder having the right to vote shall be entitled to vote in person, or by proxy appointed by an instrument in writing subscribed by such shareholder. Except as otherwise provided by law or the Certificate of Incorporation, each shareholder of record shall be entitled to one vote for every share of such stock standing in his name on the books of the corporation. All elections shall be determined by a plurality vote, and except as otherwise provided by law or the Certificate of Incorporation, all other matters shall be determined by vote of a majority of the shares present or represented at such meeting and voting on such questions.

Section 9.
Proxies. Every proxy must be executed in writing by the shareholder or by his attorney-in-fact. No proxy shall be valid after the expiration of eleven (11) months from the date of its execution unless it shall have specified therein its duration. Every proxy shall be revocable at the pleasure of the person executing it or of his personal representatives or assigns, except in those cases where an irrevocable proxy is permitted by law.

Section 10.
Consents. Whenever by any provision of statute or of the Certificate of Incorporation or of these by-laws, the vote of shareholders at a meeting thereof is required or permitted to be taken in connection with any corporate action, the meeting and vote of shareholders may be dispensed with, if all the shareholders who would have been entitled to vote upon the action if such meeting were held shall consent in writing to such corporate action being taken.

Section 11.
List of Shareholders. A complete list of the shareholders of the Corporation entitled to vote at the ensuing meeting, arranged in alphabetical order, and showing the address of the number of shares owned by each shareholder shall be prepared by the Secretary, or other officer of the Corporation having charge of the Stock Transfer Books. This list shall be kept on file for a period of at least 90 days prior to the meeting at the registered office of the Corporation in the State of California and shall be subject to inspection during usual business hours by any shareholder. This list shall also be available at the meeting and shall be open to inspection by any shareholder at any time during the meeting. The original Stock Transfer Books shall be prima facie evidence of which shareholders are entitled to examine the list or to vote at any meeting of the shareholders.

Failure to comply with the requirements of this Section shall not affect the validity of any action taken at any meetings of the shareholders.

DIRECTORS
ARTICLE III.

Section 1.
Number; Tenure; Removal. The number of directors which shall constitute the entire board shall be fixed and may be altered by resolution adopted by a vote of a majority of the entire Board of Directors, or by the shareholders.

Directors shall be elected at the annual meeting of the shareholders, except as provided in Section 2 of this Article
III, and each director shall be elected to serve until his successor has been elected and has qualified.

Any director may resign at any time. The Board of Directors may, by majority vote of all directors then in office, remove a director for cause.

Section 2.
Vacancies. If any vacancies occur in the Board of Directors by reason of the death, resignation, retirement, disqualification or removal from office of any director, or if any new directorships are created, all of the directors then in office, although less than a quorum, may, by majority vote, choose a successor or successors, or fill the newly created directorship, and the directors so chosen shall hold office until the next annual election of directors and until their successors shall be duly elected and qualified, unless sooner displaced; provided, however, that if in the event of any such vacancy, the directors remaining in office shall be unable, by majority vote, to fill such vacancy within thirty (30) days of the occurrence thereof, the President or the Secretary may call a special meeting of the shareholders at which a new Board of Directors shall be elected to serve until the next annual election of directors and until their successors shall be duly elected and qualified, unless sooner displaced.

MEETINGS OF THE BOARD
ARTICLE IV.

Section 1.
Place. The Board of Directors of the corporation may hold meetings, both regular and special, either within or without the State of California.

Section 2.
First Meetings. The first meeting of each newly elected Board of Directors shall be held at the same place as and immediately following the annual meeting of shareholders, and no notice of such meeting shall be necessary to the newly elected directors in order legally to constitute the meeting, provided a quorum shall be present. In the event such meeting is not held at the time and place so fixed, the meeting may be held at such time and place as shall be specified in a notice given as hereinafter provided for special meeting of the Board of Directors, or as shall be specified in a written waiver signed by all of the directors.

Section 3.
Regular Meetings. Regular meetings of the Board of Directors may be held without notice at such time and at such place as shall from time to time be determined by the board.

Section 4.
Special Meetings. Special meetings of the board may be called by the Chairman of the Board, if any, or by the President or Vice President on two days' notice by mail or on one day's notice personally by telephone or by telegram to each director; special meetings shall be called by the Chairman, President, Vice President or Secretary in like manner and on like notice on the written request of two directors.

Section 5.
Quorum. At all meetings of the board a majority of the entire Board of Directors shall constitute a quorum for the transaction of business, and the act of a majority of the directors present at any meeting at which there is a quorum shall be the act of the Board of Directors, except as may be otherwise specifically provided by statute or by the Certificate of Incorporation. If a quorum shall not be present at any meeting of the Board of Directors either in person or by telephone conference call, the directors present thereat may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present.

Section 6.
Action. Any action required or permitted to be taken by the Board or any committee thereof may be taken without a meeting if all of the members of the Board or committee consent in writing to the adoption of a resolution authorizing such action. The resolution and written consents thereto by the members of the Board or committee shall be filed with the minutes of the proceeds of the Board or committee. Any one or more members of the Board of Directors or any committee there may participate in a meeting of such board or committee by means of a conference telephone or similar means of communications equipment allowing all persons participating to hear each other at the same time. Participation by such method shall constitute presence in person at the meeting.

Section 7.
Compensation. Each director shall be entitled to receive as compensation for his services such sum as shall from time to time be fixed by resolution of the Board, and each director shall be entitled to reimbursement for all traveling expenses incurred by him in attending any such meeting. Nothing herein contained shall be construed to preclude any director from serving the corporation in any other capacity and receiving compensation therefor.

Section 8.
Dividends. Subject always to provisions of law and the Certificate of Incorporation, the Board of Directors shall have full power to determine whether any, and, if so, what part, of the funds legally available for the payment of dividends shall be so declared and paid to the shareholders of the Corporation. The Board of Directors may fix a sum which may be set aside over and above the paid-in capital of the Corporation for working capital or as a reserve for any proper purpose, and from time to time may increase, diminish, and vary this fund in the Board's absolute judgment and discretion.

COMMITTEES OF DIRECTORS
ARTICLE V.

Section 1.
Creation. The Board of Directors may, by resolution or resolutions adopted by a majority of the entire Board, designate one or more committees, each committee to consist of two or more of the directors, which, to the extent provided in said resolution or resolutions and within the limitations prescribed by statute, shall have and may exercise the powers of the Board of Directors in the management of the business and affairs of the corporation, and may have power to authorize the seal of the corporation to be affixed to all papers which may require it.

NOTICES
ARTICLE VI.

Section 1.
Form; Delivery. Notices to directors and shareholders shall be in writing and may be delivered personally or by mail. Notice by mail shall be deemed to be given at the time when the same shall be deposited in the post office or a letter box, in a postpaid sealed wrapper, and shall be addressed to directors or shareholders at their addresses appearing on the records of the corporation, unless any such director or shareholder shall have filed with the Secretary of the corporation a written request that notices intended for him be mailed to some other address, in which case the notice shall be mailed to the address designated in such request. Notice to directors may also be given by telephone or by telegram.

Section 2.
Waiver. Whenever a notice is required to be given by any statute, the Certificate of Incorporation or these by-laws, a waiver thereof in writing, signed by the person or persons entitled to such notice, whether before or after the time stated thereon, shall be deemed equivalent thereto.

OFFICERS
ARTICLE VII.

Section 1.
Officers. The officers of the corporation shall be a President and one or more Vice Presidents, a Secretary and a Treasurer. Any two or more offices may be held by the same person, except the offices of President and Secretary, unless the corporation has only one shareholder who serves as both President and Secretary. The Board of Directors may also elect a Chairman of the Board and may elect or appoint such other officers as it may determine.

Section 2.
Term of Office; Removal. All officers shall hold office for such term as may be prescribed by the Board of Directors. Any officer elected or appointed by the board may be removed with or without cause at any time by the board.

Section 3.
Compensation. The compensation of all elected officers of the corporation shall be fixed by the Board of Directors, and the compensation of appointed officers and agents shall either be so fixed or shall be fixed by officers thereunto duly authorized.

Section 4.
Vacancies. If the office of any officer becomes vacant for any reason, the Board of Directors may fill such vacancy. Any officer so appointed or elected by the board shall serve only until such time as the unexpired term of his predecessor shall have expired unless reelected or re-appointed.

Section 5.
The Chairman of the Board. If there be a Chairman of the Board of Directors, he shall preside at all meetings of the shareholders and directors and shall have such other powers and duties as may from time to time be assigned by the board.

Section 6.
The President. The President shall be the Chief Executive Officer of the corporation. In the absence of the Chairman of the Board, or if there be no Chairman, he shall preside at all meetings of the shareholders and directors. He shall be ex-officio a member of all standing committees, have general and active management and control of the business and affairs of the corporation subject to the control of the Board of Directors, and shall see that all orders and resolutions of the board are carried into effect. The President shall execute in the name of the corporation all deeds, bonds, mortgages, contracts, and other instruments requiring a seal, under the seal of the corporation, except where required or permitted by law to be otherwise signed and executed and except where the signing and execution thereof shall be expressly delegated by the Board of Directors to some other officer or agent of the corporation.

Section 7.
The Vice President. The Vice President, if any, or, if there be more than one, the Vice Presidents, in the order of their seniority or in any other order determined by the board shall, in the absence or disability of the President, perform the duties and exercise the powers of the President, and shall generally assist the President and perform such other duties as the Board of Directors shall prescribe.

Section 8.
The Secretary. The Secretary shall attend all meetings of the board and all meetings of the shareholders and record all votes and the minutes of all proceedings in a book to be kept for that purpose and shall perform like duties for the standing committees when required. He shall give, or cause to be given, notice of all meetings of the shareholders and special meetings of the Board of Directors, and shall perform such other duties as may be prescribed by the Board of Directors or President, under whose supervision he shall act. He shall keep in safe custody the seal of the corporation and, when authorized by the board, affix the same to any instrument requiring it and, when so affixed, it shall be attested by his signature or by the signature of the Treasurer or an Assistant Secretary or Treasurer. He shall keep in safe custody the certificate books and stock bonds and such other books and papers as the board may direct and shall perform all other duties incident to the office of Secretary.

Section 9.
The Assistant Secretaries. The Assistant Secretaries, if any, in order of their seniority, shall, in the absence or disability of the Secretary, perform the duties and exercise the powers of the Secretary and shall perform such other duties as the Board of Directors shall prescribe.

Section 10.
The Treasurer. The Treasurer shall have the care and custody of the corporate funds, and other valuable effects, including securities, and shall keep full and accurate accounts of receipts and disbursements in books belonging to the corporation and shall deposit all moneys and other valuable effects in the name and to the credit of the corporation in such depositories as may be designated by the Board of Directors. The Treasurer shall disburse the funds of the corporation as may be ordered by the board, taking proper vouchers for such disbursements, and shall render to the President and directors, at the regular meetings of the board, or whenever they may require it, an account of all his transactions as Treasurer and of the financial condition of the corporation.

Section 11.
The Assistant Treasurer. The Assistant Treasurers, if any, in the order of their seniority, shall, in the absence or disability of the Treasurer, perform the duties and exercise the power of the Treasurer and shall perform such other duties as the Board of Directors shall prescribe.

Section 12.
The Controller. The Controller, if any, shall maintain adequate records of all assets, liabilities and transactions of the corporation and shall have adequate audits thereof currently and regularly made. In conjunction with other officers, he shall initiate and enforce measures and procedures whereby the business of the corporation shall be conducted with the maximum safety, efficiency and economy.

Section 13.
Voting of Securities. Unless otherwise ordered by the Board of Directors, the Chairman or the President shall have full power and authority on behalf of the corporation to vote in person or by proxy at any meetings of the stockholders of any corporation in which the Corporation may hold stock, and at any such meetings shall possess and may exercise any and all rights and powers incident to the ownership of such stock. The Board of Directors may, by resolution, from time to time confer like powers upon any other person or persons.

SHARE CERTIFICATES
ARTICLE VIII.

Section 1.
Form; Signatures. The certificates for shares of the corporation shall be in such form as shall be determined by the Board of Directors and shall be numbered consecutively and entered in the books of the corporation as they are issued. Each certificate shall exhibit the registered holder's name and the number and class of shares, and shall be signed by the Chairman of the Board, President or a Vice President and the Treasurer or an Assistant Treasurer or the Secretary or an Assistant Secretary, and shall bear the seal of the corporation. In case any officer or officers who have signed shall cease to be such officer or officers of the corporation, whether because of death, resignation or otherwise, before such certificate or certificates have been delivered by such corporation, such certificate or certificates may nevertheless be issued and delivered as though the person or persons who signed such certificate or certificates had not ceased to be such officer or officers of the corporation.

Section 2.
Lost Certificates. The Board of Directors may direct a new share certificate or certificates to be issued in place of any certificate or certificates theretofore issued by the corporation alleged to have been lost or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate to be lost or destroyed. When authorizing such issue of a new certificate or certificates, the Board of Directors may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost or destroyed certificate or certificates, or his legal representative, to advertise the same in such manner as it shall require and/or to give the corporation a bond on such sum as it may direct as indemnity against any claim that may be made against the corporation with respect to the certificate alleged to have been lost or destroyed.

Section 3.
Registered Shareholders. The corporation shall be entitled to recognize the exclusive right of a person registered on its books as the owner of shares to receive dividends, and to vote as such owner, and shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by the laws of the State of Delaware.

Section 4.
Record Date. For the purpose of determining the shareholders entitled to notice of or to vote at any meeting of shareholders or any adjournment thereof, or to express consent to or dissent from any proposal without a meeting, or for the purpose of determining share-holders entitled to receive payment of any dividend or the allotment of any rights, or for the purpose of any other action affecting the interests of shareholders, the Board of Directors may fix, in advance, a record date. Such date shall not be more than 90 days nor less than 30 days before the date of any such meeting, nor more than 90 days prior to any other action. In each such case, except as otherwise provided by law, only such persons as shall be shareholders of record on the date so fixed shall be entitled to notice of, and to vote at, such meeting and any adjournment thereof, or to express such consent or dissent, or to receive payment of such dividend, or such allotment of rights, or otherwise to be recognized as shareholders for the related purpose, notwithstanding any registration of transfer of shares on the books of the corporation after any such record date so fixed.

GENERAL PROVISIONS
ARTICLE IX.

Section 1.
Checks. All checks or demands for money and notes of the corporation shall be signed by such officer or officers or such other person or persons as the Board of Directors may from time to time designate.

Section 2.
Fiscal Year. The fiscal year of the corporation shall be fixed by resolution of the Board of Directors.

Section 3.
Corporate Seal. The corporate seal shall have inscribed thereon the name of the corporation, the year of its organization and the words "Corporate Seal, Kyrenia Acquisition Corporation." The seal may be used by causing it or a facsimile thereof to be impressed, affixed, reproduced or otherwise.

AMENDMENTS
ARTICLE X.

Section 1.
Power to Amend. The Board of Directors shall have the power to amend, alter, or repeal these by-laws, and to adopt new by-laws, from time to time, by an affirmative vote of a majority of the whole Board as then constituted, provided that notice of the proposal to make, alter, amend, or repeal the by-laws was included in the notice of the directors' meeting at which such action takes place. At the next shareholders' meeting following any action by the Board of Directors, the shareholders, by a majority vote of those present and entitled to vote, shall have the power to alter or repeal by-laws newly adopted by the Board of Directors, or to restore to their original status by-laws which the Board may have altered or repealed, and the notice of such shareholders' meeting shall include notice that the shareholders will be called on to ratify the action taken by the Board of Directors with regard to the by-laws.

Section 2.
Amendment Affecting Election of Directors. If any by-laws regulating an impending election of directors is adopted, amended or repealed by the board, there shall be set forth in the notice of the next meeting of shareholders for the election of directors the by-law so adopted, amended or repealed, together with a concise statement of the changes made.

INDEMNIFICATION
ARTICLE XI.

Indemnification of Directors and Officers. The Corporation shall indemnify each of its directors, officers, and employees whether or not then in service as such (and his or her executor, administrator, and heirs), against all reasonable expenses actually and necessarily incurred by him or her in connection with the defense of any litigation to which the individual may have been made a party because he or she is or was a director, officer, or employee of the Corporation. The individual shall have no right to reimbursement, however, in relation to matters as to which he or she has been adjudged liable to the Corporation for negligence or misconduct in the performance of his or her duties, or was derelict in the performance of his or her duty as director, officer or employee by reason of willful misconduct, bad faith, gross negligence or reckless disregard of the duties of his or her office or employment. The right to indemnity for expenses shall also apply to the expenses of suits which are compromised or settled if the court having jurisdiction of the matter shall approve such settlement.

The foregoing right of indemnification shall be in addition to, and not exclusive of, all rights to which such director, officer or employee may be entitled by law or otherwise.

Ex-23

                  STEFANOU & COMPANY, LLP
                        1360 Beverly Road
Suite 305
                        McLean, Virginia 22101


          CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


We hereby consent to the use in the Form 10-KSB of Para Mas
Internet of our report for the fiscal years ending June 30, 2000 and 1999, dated July 10, 2000 relating to the financial statements of Para Mas Internet, Inc., which appear in such Form 10-KSB.


                              STEFANOU & COMPANY
                              Certified Public Accountants


McLean, Virginia
July 12, 2000