Form 10QSB
period 2000-09-30
PARA MAS INTERNET INC
filed 2000-11-20
CIK 1103145

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10QSB
        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                For the period ended September 30, 2000

                    Commission File Number 000-30645

                         PARA MAS INTERNET, INC.
    (Exact name of small business issuer as specified in its charter)

              NEVADA                               59-3383240
     (State of Incorporation)           (IRS Employer Identification No.)

         7 East Redwood Street 5th Floor Baltimore, Maryland 21202
                  (Address of Principal Executive Offices)

      Registrant's telephone number, including area code: (410) 779-1006

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No

As of November 6, 2000, the registrant had outstanding 44,127,570 shares of its Common Stock, $.0001 par value.



                           PARA MAS INTERNET, INC.

                          FORM 10-QSB REPORT INDEX

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

     Consolidated Balance Sheet as of September 30, 2000.

     Consolidated Statements of Losses for the Three Months Ended September 30, 2000 and 1999

     Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2000 and 1999

     Notes to Unaudited Consolidated Financial Statements September 30, 2000

     ITEM 2.  MANAGEMENT'S PLAN OF OPERATION

PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     ITEM 5.  OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                         PARA MAS INTERNET, INC.
                       CONSOLIDATED BALANCE SHEETS
                                            September          June 30,
                                            30, 2000           2000
                ASSETS                      (Unaudited)

CURRENT ASSETS:

      Cash                                    $   -             $   -
           Total current assets               $   -             $   -

          LIABILITIES AND DEFICIENCY  IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses         $ 2,432           $ 2,169
Note payable                                   15,000            15,000
                                              -------           -------
       Total current liablities                17,432            17,169

DEFICIENCY IN STOCKHOLDERS' EQUITY :
Preferred stock, par value, $.001 per share;
authorized 10,000,000 shares; 69,450 shares
issued at September 30, 2000 and 68,4000
shares issued at June 30, 2000                  69,450            68,400
Common stock, par value, $.001 per share;
authorized, 100,000,000 shares; 44,127,570
shares issued at September 30, 2000 and
at June 30, 2000                               44,128            44,128
Additional paid in capital                  1,415,949         1,415,949
Accumulated deficit                       (1,546,959)       (1,545,646)
                                         ------------       ------------
                                             (17,432)          (17,169)
                                         ------------       ------------
                                          $         -        $        -
                                         ============       ============

   The accompanying notes are an integral part of these statements.


                         PARA MAS INTERNET, INC.
                           STATEMENT OF LOSSES
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                            September         September
                                            30, 2000          30, 1999
Other (income) expense:
             Internet expense              $     263           $ 1,100
                                           ---------           --------
     Other expense                               263             1,100

Net loss                                        (263)           (1,100)
Preferred stock dividends                       1,050             1,050
Net loss available to common               ----------           --------
shareholders                               $  (1,313)          $(2,150)
                                           ==========          =========
Loss per share:

 Basic and diluted                          $   (.00)          $  (.00)
                                           ==========          =========
 Basic and diluted                          44,127,695        4,127,569
                                           ===========        ==========

    The accompanying notes are an integral part of these statements.


                      PARA MAS INTERNET, INC.
                      STATEMENT OF CASH FLOWS
       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                              September         September
                                              30, 2000          30, 1999
Cash flows from operating activities:
    Net loss                                 $    (263)         $ (1,100)
Change in assets and liabilities:
Adjustments to reconsile net loss to net
cash provided by operating activities:
Increase (decrease) in:
Accounts payable and accrued expenses              263             1,100
Net cash provided (used)by operating
activities                                           -                 -
Cash flows from investing activities                 -                 -
Cash flows from financing activities                 -                 -
Net decrease in cash equivalents                     -                 -
Cash - beginning of period                           -                 -
Cash - end of period                           $     -           $     -

Supplemental Disclosure of Cash Flow
Information:
Cash paid during the period for interest       $     -           $     -
Cash paid during the period for taxes                -                 -

Preferred stock dividends paid in
additional preferred shares                       1,050            1,050

     The accompanying notes are an integral part of these statements.



                          PARA MAS INTERNET, INC.
           NOTES TO UNAUDITED CONSOLDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 2000
                               (UNAUDITED)

NOTE A

1.   Basis of Presentation

The accompanying unaudited consoldated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's June 30, 2000 annual report included in SEC Form 10-KSB


Item 2. MANAGEMENT'S PLAN OF OPERATION

Description of the Company

The Company's business objective was to become the electronic gateway to the emerging online Hispanic market in the United States. Subsequent to September 30, 2000, the Company's principle shareholder sold controlling interest in the Company to International Bible Games, Inc., which is more fully described in a Current Report filed on November 6, 2000 on Form 8-K dated November 1, 2000.

Forward Looking Statements

This  Form  10-QSB  contains  certain  forward-looking  statements  within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein that address activities, events or developments that the Company expects, believes, estimates, plans, intends, projects or anticipates will or may occur in the future, are forward-looking statements. Actual events may differ materially from those anticipated in the forward-looking statements. Important risks that may cause such a difference include: general domestic and international economic business conditions, increased competition in the Company's markets and products. Other factors may include, availability and terms of capital, and/or increases in operating and supply costs. Market acceptance of existing and new products, rapid technological changes, availability of qualified personnel also could be factors. Changes in the Corporation's business strategies and development plans and changes in government regulation could adversely affect the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Corporation that the objectives and expectations of the Company would be achieved.


Plan of Operation

The Company is still in the development stage and is yet to earn revenues from operations.

Revenues.

The Company generated no revenues from operations form its inception.

Costs and expenses

During the three months ended September 30, 2000 and 1999, the Company incurred expenses of $ 263 during the first three months of 2000 as compared to $ 1,100 in 1999. The expenses are comprised primarily of accrued interest on a debt obligation of the Company.

Liquidity and Capital Resources

As of March 31, 2000, the Registrant had a deficiencey in working capital of $17,432 compared to $17,169 at June 30, 2000, a decrease in working capital of $263. The decrease in working capital was due to increases in accounts payable and accrued expenses of $263 during the quarter ended September 30, 2000.

The Company had no transactions affecting cash flow for the three months ended September 30, 2000 and 1999.

While the Company has raised capital to meet its working capital and financing needs in the past, additional financing is required in order to meet the Company's projected cash flow deficits from operations and development. The Company is seeking financing in the form of equity in order to provide the necessary working capital. The Company currently has no commitments for financing. There are no assurances the Company will be successful in raising the funds required.

The Company believes that its existing capital resources, which include advances from the Company's principal shareholder, will be sufficient to fund its current level of operating activities, capital expenditures and other
obligations through the next 12  months.   However, if  during  that period or
thereafter, the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to the Company, this could have a material adverse effect on the Company's business, results of operations, liquidity and financial condition.

Product Research and Development

The Company does not anticipate performing research and development for any products during the next twelve months.

Acquisition or Disposition of Plant and Equipment

The Company does anticipate the sale of any significant property, plant or equipment during the next twelve months. The Company does not anticippate the acquisition of any significant property, plant or equipment during the next 12 months, other than computer equipment and peripherals used in the Company's day-to-day operations. The Company believes it has sufficient resources available to meet these acquisition needs.

Number of Employees

During the period ended September 30, 2000, the Company had no full time employees and anticipates no significant changes, subject to the change in control on November 1, 2000.

PART II.  OTHER INFORMATION.

ITEM 1.   LEGAL PROCEEDINGS.

          None.

ITEM 5.   OTHER INFORMATION.

          None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Furnish the exhibits required by Item 601 of Regulation S-B.

             None.

         (b) Reports on Form 8-K.

             None


                                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Para Mas Internet, Inc.

                                            By: s/s  Mary Weins
                                                     Secretary


Dated: November 20, 2000