Form 10QSB
period 2000-12-31
PARA MAS INTERNET INC
filed 2001-02-20
CIK 1103145

  U.S. SECURITIES AND EXCHANGE COMISSION

   Washington, D.C. 20549

FORM 10QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

For the period ended December 31, 2000

Commission File Number 000-30645

PARA MAS INTERNET, INC.

(Exact name of small business issuer as specified in its charter)

 NEVADA                                       59-3383240
(State of Incorporation)           IRS Employer Identification No.)

7 East Redwood Street 5th Floor, Baltimore, Maryland 21202
(Address of Principal Executive Offices)

Registrant's telephone number, including area codes: (410) 779-1006

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No
----- -----
As of December 31, 2000, the registrant had outstanding 44,127,570 shares of its Common Stock, $.001 par value.

PARA MAS INTERNET, INC.

FORM 10-QSB REPORT INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheet as of December 31, 2000

Consolidated Statements of Losses for the Three Months
And Six Months Ended December 31, 2000 and 1999

Consolidated Statements of Cash Flows for the Six
Months Ended December 31, 2000 and 1999

Notes to Unaudited Consolidated Financial Statements
December 31, 2000

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

PARA MAS INTERNET, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2000
(UNAUDITED)

CURRENT ASSETS:

Cash and cash equivalents                        $ 15,578
Accounts receivable, net                                15,145
Inventories, net     44,419
 Total current assets                            75,142

Property and equipment, net                              4,720
                                                       $79,862
                                                       =======

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses                $ 175,533
Note payable- current portion                          578,075
 Total current liabilities                      753,608

Convertible debentures, long term                      304,358
Capitalized lease obligations, long term                 1,128

DEFICIENCY IN STOCKHOLDERS' EQUITY (Note B):

Preferred stock, par value, $.001 per share;
authorized 10,000,000 shares; 70,500 shares
issued at December 31, 2000                            70,500
Common stock, par value, $ .001 per share;
authorized, 100,000,000 shares; 44,127,570
shares issued at December 31, 2000                     44,128
Additional paid in capital                            774,164
Deficit accumulated during development stage
                       (1,868,023)
Deficiency in stockholders' equity       (979,231)
            $ 79,863

The accompanying notes are an integral part of these statements.

PARA MAS INTERNET, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF LOSSES
(UNAUDITED)

        For the  For the                       For the Period
            Three    Three     For the     For the    from Inception
            Months   Months    Six Months  Six Months   (April 11,
            Ended    Ended     Ended       Ended        1997) t0
            December December  December    December   December 31,
            31, 2000 31, 2000   31, 2000   31, 2000     2000

Revenues:     $ -        $ -      $-        $ -         $  13,126

Costs and
expenses:
General and
Administrative 482,866   34,711    626,850    59,476      826,019
Research and
Development     -          -        70,575     2,036    1,051,374
Interest           946    2,656     1,209      3,756        3,756
               483,812   37,367   698,634     65,268    1,881,149
Net loss     (483,812) (37,367) (698,634)   (65,268)  (1,868,023)
Preferred stock
Dividends        1,050     -        2,100        -          1,050
Net loss
available to
common
shareholders (484,862) $(37,367) $(700,734)  $(65,268)$ (1,869,073)

Loss per share:

Basic and
Diluted       $ (.01)   $ (.00)     $ (.02)    $ (.00)      $ (.04)

Basic and
diluted*   44,127,695  44,127,695  44,127,695  44,127,569  4,127,569

*Restated to reflect recapitalization in November 2000

The accompanying notes are an integral part of these statements.

PARA MAS INTERNET, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                          For the Period
                               For the     For the    from Inception
                               Six Months  Six Months   (April 11,
                               Ended       Ended        1997) t0
                               December    December   December 31,
                               31,2000     31, 2000     2000

Cash flows from operating
activities:

 Net loss        $(700,734)  $ (65,268)  $(1,868,023)

Adjustments to reconcile
net loss to net cash provided
by operating activities:
Acquisition costs
and other non-cash
adjustments                        -            -          319,735
Increase (decrease) in:
Changes in non-cash
working capital                  14,409       (2,405)      115,969
Net cash provided (used)
by operating activities        (686,325)     (67,673)   (1,432,319)
Cash flows (used in)
from investing activities:         -             -
Purchase of equipment, net       (2,338)      (1,470)       (6,974)
Net cash used in investing
Activities                       (2,338)      (1,470)       (6,974)
Cash flows from financing
activities:
Proceeds from the sale of
common stock, net of costs      268,481        66,193      595,095
Proceeds from loans ,net        430,000           -        859,776
Net cash flows from financing
Activates                       698,481        66,193    1,454,871
Net decrease in cash and
Equivalents                       9,818        (2,950)      15,578
Cash - beginning of period   5,760         4,544           -
Cash - end of period        $ 15,578       $ 1,594     $ 15,578

Supplemental Disclosure of
Cash Flow Information:
Cash paid during the
period for interest            $ -             $ -          $ -
Cash paid during the
period for taxes                 -               -            -

Preferred stock dividends
paid in additional preferred
shares                         2,100             -           2,100
Common stock issued in
exchange for services            -               -          27,782
Common stock issued in
connection with acquisition      -               -         121,270

The accompanying notes are an integral part of these statements.

PARA MAS INTERNET, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES
General

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from developmental stage operations for the six-month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the International Bible Games, Inc. October 31, 2000 financial statements and footnotes thereto included in the Company's SEC Form 8-K dated November 6, 2000.

NOTE B-BUSINESS COMBINATION

On November 1, 2000, International Bible Games, Inc. ("IBG") completed an Agreement of Plan and Reorganization ("Agreement") with the Registrant's principal shareholder, Transglobal Financial Corporation ("TGF")in a transaction accounted for using the purchase method of accounting. Effective with the Agreement, IBG acquired for $ 430,000, 30,000,000 of the 44,127,650 shares of the Registrant's common stock outstanding from TGF and exchanged those shares for all of the issued and outstanding shares of
IBG's common stock. IBG recoded the carryover historical basis of the net tangible assets acquired, which did not differ materially from their fair value. From the Registrant's inception, until the date of the merger, the Registrant was an inactive corporation with no significant assets and liabilities. As a result of the acquisition, there was a change in control of the public entity. Subsequent to the date of the merger, IBG became a wholly owned subsidiary of the Registrant.
The results of operations subsequent to the date of acquisition are included in the Company's consolidated statement of losses. Such a business combination has been accounted for as a recapitalization of IBG. In accordance with Accounting Principles
Opinion No. 16, IBG is the acquiring entity. As a result, historical financial information for periods prior to the date of the transaction is that of IBG. However, the capital structure for all periods presented has been restated to reflect the capital structure of Para Mas Internet, Inc. as the legal acquirer.

PARA MAS INTERNET, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
(UNAUDITED)

NOTE B-BUSINESS COMBINATION (Continued)

The total purchase price and carrying value of net assets acquired of Para Mas Internet was $ 1. The net assets acquired were as follows:

  Net assets                    $      1
  Accumulated deficit             17,169
  Issuance of preferred stock     68,400
  Issuance of common stock        44,128
  Cash paid for stock            430,000
           $ 559,698

In accordance with Statement of Position No. 98-5, the Company expensed, as organization costs, in the three months ended December
31, 2000, $ 430,000, which represents the purchase of the 30,000,000 shares of the Company's stock from TGF.

NOTE C- BASIS OF PRESENTATION

International Bible Games, Inc., a wholly-owned subsidiary of Para Mas Internet, Inc., was formed on April 11, 1997 under the laws of the Province of British Columbia. International Bible Games, Inc. is a development stage enterprise, as defined by
Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and is seeking to develop, produce and market family-oriented and educational Christian Bible based products and services. From its inception through the date of these financial statements
International Bible Games, Inc. has not recognized significant revenues and has incurred significant operating expenses.

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, International Bible Games, Inc. Significant intercompany transactions have been eliminated in consolidation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere within this Report.
Description of the Company

On November 1, 2000, the Company's principal shareholder sold its controlling interest in the Company to International Bible Games, Inc., a corporation formed under the laws of the Province of British Columbia. The Company is seeking to develop, source and distribute Christian and family oriented products and services. The transaction is more fully described in a Current Report filed on November 6, 2000 on Form 8-K dated November 1, 2000.
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
Market acceptance of existing and new products, rapid technological changes, availability of qualified personnel also could be factors. Changes in the Corporation's business strategies and development plans and changes in government regulation could adversely affect the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. There can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the
Corporation that the objectives and expectations of the Company would be achieved.

Revenues
The Company generated no significant revenues from operations form its inception. The Company believes it will begin earning revenues from operations within the next twelve months as it transitions from a development stage company to that of an active growth and acquisition stage company.

Costs and expenses

The Company's costs and expenses increased from $ 37,367 during the quarter ended December 31, 1999 to $ 483,812 during the second quarter of fiscal 2001. Selling, general and administrative expenses increased $ 448,155. In addition to incurring costs associated with implementing the Company's business plan (e.g., travel, transportation, professional fees, and consulting fees) during the three months ended December 31, 2000, the Company incurred a cost of $ 430,000 in connection with the recapitalization of the Company through its merger and acquisition with Para Mas Internet, Inc. in November 2000.

Six Months Ended December 31, 2000 and 1999

Revenues

The Company generated no significant revenues from operations form its inception. The Company believes it will begin earning revenues from operations within the next twelve months as it transitions from a development stage company to that of an active growth and acquisition stage company.

Costs and Expenses

The Company's costs and expenses increased from $ 65,268 during the six months ended December 31, 1999 to $ 698,634 during the first six months of fiscal 2001. Selling, general and administrative expenses increased $ 567,374. In addition to incurring costs associated with implementing the Company's business plan (e.g., travel, transportation, professional fees, and consulting fees) during the six months ended December 31, 2000, the Company incurred a cost of $ 430,000 in connection with the recapitalization of the Company through its merger and acquisition with Para Mas Internet, Inc. in November 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2000, the Company had a deficit in working capital of $ 678,466.The deficit in working capital was substantially due to the increase in obligations to vendors at December 31, 2000.

As a result of the Company's operating loss of $ 700,734 during the six months ended December 31, 2000, the Company generated a cash flow deficit of $ 686,325 from operating activities, adjusted principally for an increase in accounts payable, accrued expenses and other current liabilities of $ 14,409. The Company invested $ 2,338 in furniture, equipment and, software. The Company met its cash requirements during the first six months of 2001 through the proceeds of a $ 430,000 loan and the sale of $
268,481 of the Company's stock, net of costs.

While the Company has raised capital to meet its working capital requirements, additional financing is required in order to complete the acquisition of related businesses. The Company is seeking financing in the form of equity and debt in order to provide for these acquisitions and for working capital. There are no assurances the Company will be successful in raising the funds required.
In prior periods, the Company has borrowed funds from significant shareholders of the Company in the past to satisfy certain obligations.

As the Company continues to expand, the Company will incur additional costs for personnel. In order for the Company to attract and retain quality personnel, the Company anticipates it will continue to offer competitive salaries, issue common stock to consultants and employees, and grant Company stock options to current and future employees.
The effect of inflation on the Company's revenue and operating results was not significant The Company's operations are located primarily in North America and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

Trends, Risks and Uncertainties

The Company has sought to identify what it believes to be the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurances that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to the Company's stock.

Limited operating history; Anticipated Losses; Uncertainly of Future Results.

Para Mas, Inc. has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be evaluated particularly in light of the uncertainties relating to the new and evolving distribution methods with which the Company intends to operate and the acceptance of the Company's business model. The Company will be incurring costs to develop, introduce and enhance its interactive website, to establish marketing relationships, to acquire and develop products that will compliment each other and to build an administrative organization. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company's business, results of operations and financial condition will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the sale of their services and products. If cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders.

Potential fluctuations in quarterly operating results

The Company's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside the Company's control, including: the level of use of the Internet; the demand for Christian-based products and services; seasonal trends in both Internet use, the amount and timing of capital expenditures and other costs relating to the expansion of the Company's Internet operations; price competition or pricing changes in the industry; technical difficulties or system downtime; general economic conditions, and economic conditions specific to the Internet and Christian-based Industry. The Company's quarterly results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at the Company's early stage of development, such accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that the
Company's operating results will fall below the expectations of the Company or investors in some future quarter.

Limited public market, possible volatility of share price

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol PMII.OB. As of December 31, 2000, there were approximately 44,127,570 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for technology stocks in general could have a material effect on the volatility of the Company's stock price.

PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

               None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

           (a) None.
           (b) None.
           (c) None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

               None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION.

               None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Furnish the exhibits required by Item 601 of
         Regulation S-B. 27.1 Financial Data Schedule
     (b) Reports on Form 8-K.

On November 6, 2000, the Company filed a Current Report on Form 8-K dated November 1, 2000, reporting under Item 1, a change in control of the Registrant; Item 2,the acquisition of the Company by International Bible Games, Inc. and the appointment of new officers and Directors; Item 6, the resignation of the Registrant's Directors and Officer; and Item 7, financial statements of the International Bible Games, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Para Mas Internet, Inc.
                            By:/s/ Montel R. Hill
                            ------------------------
                    Title:  President

Date: February 20, 2001