Form 10QSB
period 2001-03-31
PARA MAS INTERNET INC
filed 2001-05-21
CIK 1103145

                              UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549


                               FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

[ ]  Transition Report pursuant to 13 or 15(d) of the Securities
Exchange Act of 1934

     For the transition period from        to

Commission File Number: 000-30645

                          PARA MAS INTERNET, INC.
                          -----------------------
     (Exact name of Small Business Issuer as specified in its charter)


Nevada                                                59-3383240
------                                                ----------
(State or other jurisdiction of                       (IRS Employer
incorporation )                                  Identification No.)

7 East Redwood St., 5th Fl.,
Baltimore, Maryland                                   21202
---------------------------                           -----
(Address of principal executive offices              (Zip Code)

Issuer's telephone number, including area code (410) 779-1006

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days [X] Yes    [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 44,127,570 shares of Common Stock as of March 31, 2001.

Transitional Small Business Disclosure Format (check one):  Yes [ ]
No [X]

                     PART 1 - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BASIS OF PRESENTATION

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from developmental stage operations for the nine-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the International Bible Games, Inc. October 31, 2000 financial statements and footnotes thereto included in the Company's SEC Form 8-K dated November 6, 2000.

                        Para Mas Internet, Inc.
                     (A Development Stage Company)
                       Consolidated Balance Sheet
                              (Unaudited)



CURRENT ASSETS:
Cash and cash equivalents
                                                       $  15,247
Accounts Receivable, net                                  15,145
Inventories, net                                          44,419
                                                        --------
Total current assets                                   $  74,811

Property and Equipment, net                                4,720


Total Assets                                           $  79,531
                                                        ========

LIABILITIES & DEFICIENCY IN STOCKHOLDERS EQUITY



CURRENT LIABILITIES:

Accounts Payable and Accrued Expenses                  $ 175,028
Loan Payable                                              16,750
Note Payable - Current Portion                           578,075
                                                       ---------
Total Current Liabilities                                769,853


Convertible Debentures, long term                        304,358
Capitalized Lease Obligations, long term                     910
                                                        --------
                                                         305,268


Total Liabilities                                   $  1,075,121


DEFICIENCY IN STOCKHOLDERS' EQUITY



Preferred Stock, par value, $.001 per share;
10,000,000 shares authorized; 70,500 shares
issued.                                              $    70,500
Common Stock, par value, $.001 per share;
100,000,000 shares authorized; 44,127,570
shares issued.                                            44,128
Additional Paid in Capital                               774,164
Deficit Accumulated During Development Stage          (1,884,382)
                                                      -----------
Deficiency in Stockholders' Equity                   $  (995,590)


                                                    $     79,531



                          See Accompanying Notes

                          Para Mas Internet, Inc.
                       (A Development Stage Company)
                      Consolidated Statement of Losses
                                 (Unaudited)

                        For the Three  For the Three  For the Nine
                         Months Ended   Months Ended   Months Ended
                       March 31, 2001 March 31, 2000 March 31, 2001
                       -------------- -------------- --------------
Revenues:                 $    9,931     $        -     $    9,931

Costs and Expenses:

General and Admin-
istrative                 $   26,179     $   35,860     $  653,028
Research and Development                                    70,575
Interest                         112              0          1,321
                       -------------- -------------- --------------
Total Expenses            $   26,291     $   35,860     $  724,924

Net Loss                     (16,360)       (35,860)    $ (714,993)
Preferred Stock Dividends          -              -         (2,100)
                       -------------- -------------- --------------
Net Loss Available to
Common Stockholders       $  (16,360)    $  (35,860)    $ (717,093)

Loss per Share:

Basic and Diluted             $ (.00)        $ (.00)        $ (.01)
Weighted Average of Number
Shares Outstanding        44,127,695     44,127,695     44,127,695

                                (Continued)

                           Para Mas Internet, Inc.
                       (A Development Stage Company)
                      Consolidated Statement of Losses
                                 (Unaudited)

                                 (Continued)

                                      For the Period
                        For the Nine  from Inception
                         Months Ended (April 11, 1997)
                       March 31, 2000 to March 31, 2001
                       -------------- --------------
Revenues:                 $        -     $   23,057

Costs and Expenses:

General and Admin-
istrative                 $   95,336     $  852,197
Research and Development       2,036      1,051,374
Interest                       3,756          3,868
                       -------------- --------------
Total Expenses            $  101,128    $ 1,907,439

Net Loss                    (101,128)    (1,884,382)
Preferred Stock Dividends          -         (1,050)
                       -------------- --------------
Net Loss Available to
Common Stockholders         (101,128)   $(1,885,432)

Loss per Share:

Basic and Diluted             $ (.00)        $ (.04)
Weighted Average of Number
Shares Outstanding        44,127,569     44,127,569


                         See Accompanying Notes

                          Para Mas Internet, Inc.
                       (A Development Stage Company)
                   Consolidated Statement of Cash Flows
                                 (Unaudited)
                                                    For the Period
                                                    From Inception,
                        For the Nine  For the Nine  April 11, 1997
                         Months Ended   Months Ended     to
                       March 31, 2001 March 31, 2000 March 31, 2001
                       -------------- -------------- --------------
Cash Flows from
Operating Activities:
Net Loss               $   (717,093)  $   (101,128)  $ (1,884,383)

Acquisition costs and other
Non-cash adjustments:                                     319,735
                       -------------- -------------- --------------
Net cash provided (used)
By operating activities:   (703,188)  $   (103,533)  $ (1,449,188)

Cash Flows (used in)
Investing activities:
Purchase of equipment, net $ (2,338)  $     (1,470)  $     (6,974)
                       -------------- -------------- --------------
                           $ (2,338)  $     (1,470)  $     (6,974)

Cash Flows from Financing
Activities:
Proceeds from the sale
Of common stock, net of
Costs                  $    268,481   $    106,917   $    595,095
Proceeds from loans, net    446,750            600        876,532
Decrease in Capitalized
Lease Obligations              (218)             -           (218)
                       -------------- -------------- --------------
Net Cash Flows from
Financing Activities   $    715,013   $    107,517   $  1,471,409

Net Increase in Cash
And equivalents        $      9,487   $      2,514   $     15,247

Cash- Beginning of
Period                 $      5,760   $      4,544   $          -
Cash- End of Period    $     15,247   $      7,058   $     15,247

                             See Accompanying Notes

                          Para Mas Internet, Inc.
                        (A Development Stage Company)
                        Notes to Financial Statements
                                  (Unaudited)

Note A - Business Combination
-----------------------------

On November 1, 2000, International Bible Games, Inc. ("IBG") completed an Agreement of Plan and Reorganization ("Agreement") with the Registrant's principal shareholder, Transglobal Financial Corporation ("TGF")in a transaction accounted for using the purchase method of accounting. Effective with the Agreement, IBG acquired for $430,000, 30,000,000 of the 44,127,650 shares of the Registrant's common stock outstanding from TGF and exchanged those shares for all of the issued and outstanding shares of IBG's common stock. IBG recorded the carryover historical basis of the net tangible assets acquired, which did not differ materially from their fair value. From the Registrant's inception, until the date of the merger, the Registrant was an inactive corporation with no significant assets and liabilities. As a result of the acquisition, there was a change in control of the public entity. Subsequent to the date of the merger, IBG became a wholly owned subsidiary of the Registrant.

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

                      Para Mas Internet, Inc.
                  (A Development Stage Company)
                  Notes to Financial Statements
                            (Unaudited)


Note A - Business Combination (Continued)
-----------------------------------------


The total purchase price and carrying value of net assets acquired of Para Mas Internet was $ 1. The net assets acquired were as follows:


Net assets                                     $         1
Accumulated deficit                                 17,169
Issuance of preferred stock                         68,400
Issuance of common stock                            44,128
Cash paid for stock                                430,000
                                               -----------
                                               $   559,698
                                               ===========


In accordance with Statement of Position No. 98-5, the Company expensed, as organization costs, in the three months ended December 31, 2000, $ 430,000 which represents the purchase of the 30,000,000 shares of the Company's stock from TGF.


Note B - Basis of Presentation
------------------------------

International Bible Games, Inc., a wholly-owned subsidiary of Para Mas Internet, Inc.,was formed on April 11, 1997 under the laws of the Province of British Columbia. International Bible Games, Inc. is a development stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and is seeking to develop, produce and market family-oriented and educational Christian Bible based products and services. From its inception through the date of these financial statements International Bible Games, Inc. has not recognized significant revenues and has incurred significant operating expenses.

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, International Bible Games, Inc. Significant intercompany transactions have been eliminated in consolidation.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
 		OPERATION

Forward Looking Statements
--------------------------

The information contained in this section and elsewhere may at times represent management's best estimates of the Company's future financial and technological performance, based upon assumptions believed to be reasonable. Management makes no representation or warranty, however, as to the accuracy or completeness of any of these assumptions, and nothing contained in this document should be relied upon as a promise or representation as to any future performance or events. The Company's ability to accomplish these objectives, and whether or not it will be financially successful is dependent upon numerous factors, each of which could have a material effect on the results obtained. Some of these factors are within the discretion and control of management and others are beyond management's control. Management considers the assumptions and hypothesis used in preparing any forward looking assessments of profitability contained in this document to be reasonable; however, we cannot assure investors that any projections or assessments contained in this document, or otherwise made by management, will be realized or achieved at any level.

GENERAL
-------

The Company is seeking to develop, produce and market family-oriented and educational Christian Bible based products and services. At this time, the Company does not expect any significant change in the number of employees. In addition, the Company does not anticipate purchasing any significant property, plant or equipment until the Company raises additional capital to meet such obligations. As reflected in the financial statements, the Company incurred research and development costs during the past nine months. The Company anticipates incurring additional research and development costs during the following twelve months. However, the Company does not anticipate incurring any significant research and development costs unless the Company raises additional capital to support such obligations.

RESULTS OF OPERATIONS
---------------------

Three Months ended March 31, 2001 and 2000
------------------------------------------

REVENUES

For the three months ended March 31, 2001, the Company generated no significant revenues from operations. The Company reported a net loss from operations of $16,360 for the three months ended March 31, 2001 compared to a net loss of $35,860 for the same period ending in 2000. The decrease in operating loss results from an absence of prior development costs. The Company believes it will begin earning revenues from operations within the next twelve months as it transitions from a development stage company to that of an active growth stage company.

COSTS AND EXPENSES

The Company's expenses from operations for the three months ended March 31, 2001 decreased to $26,290 from $35,860 during the same period ending in 2000. The decrease is due to the Company incurring additional costs in prior period in connections with the start up of its business. The Company has incurred significant operating deficits that have decreased the Company's working capital. Company management believes this trend will have a material impact on the Company's short-term and long-term liquidity. Management believes income from continuing operations may be materially impacted by the transition from a development stage to an active growth company.

Nine Months Ended March 31, 2001 and 2000
-----------------------------------------

REVENUES

For the nine months ended March 31, 2001, the Company generated a small amount of revenue from operations as compared to no revenues during the nine months ended March 31, 2000. The Company reported a net loss of $ 717,093 for the nine months ended March 31, 2001 compared to a net loss of $ 101,128 for the same period in 2000.

COSTS AND EXPENSES

The Company's expenses for the nine months ended March 31, 2001 increased $623,796 to $724,924 from $ 101,128 during the same period in 2000. The increase is due to the Company incurring additional costs in prior periods in connections with the start up of its business.

The Company has incurred significant operating deficits that have decreased the Company's working capital. Company management believes this trend will have a material impact on the Company's short-term and long-term liquidity. Management believes income from continuing operations may be materially impacted by the transition from a development stage to an active growth company.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, the Company had a working capital deficit of $695,042. While the Company has raised capital and borrowed funds to meet its current and projected working capital needs, additional financing will be required in order to meet its obligations. There are no assurances the Company will be successful in raising the funds required. Without obtaining additional funds, the company will not have sufficient funds to continue operating during the next twelve months. As of March 2001, the Company has insufficient capital to operate beyond the end of the next quarter.

The Company has borrowed funds from significant shareholders of the Company in the past to satisfy certain obligations and anticipates continuing to borrow funds to meet future working capital requirements.

RISKS AND UNCERTAINTIES
-----------------------

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

LIMITED OPERATING HISTORY; ANTICIPATED LOSSES; UNCERTAINTY OF FUTURE
RESULTS

Para Mas Internet, Inc. has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be evaluated particularly in light of the uncertainties relating to the new and evolving distribution methods with which the Company intends to operate and the acceptance of the Company's business model. The Company will be incurring costs to develop, introduce and enhance its interactive website, to establish marketing relationships, to acquire and develop products that will compliment each other and to build an administrative organization. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company's business, results of operations and financial condition will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the sale of their services and products. If cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders.

POTENTIAL FLUCTATIONS IN QUARTERLY OPERATING RESULTS

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

LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol PMII.OB. As of March 31, 2001, there were approximately 44,127,570 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for technology stocks in general could have a material effect on the volatility of the Company's stock price.


UNCERTAIN ACCEPTANCE AND MAINTENANCE OF THE COMPANY'S BRAND NAME

The Company believes that establishing and maintaining a customer base is a critical aspect of its efforts to increase revenues. If the Company is unable to develop a large customer base, the Company's business, results of operations, and financial condition will be materially adversely affected.

                       PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits
          None

     (b)  Reports on Form 8-K
	    Form 8-K/A was filed by the Company on January 16, 2001. The purpose of this filing was to amend Form 8-K filed on November 6, 2000. The only change reported on Form 8-K/A was the inclusion of necessary audited financial statements.

                              SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PARA MAS INTERNET, INC.




   DATED: May 21, 2001                   By:/s/ Don McFayden
                                            ----------------
                                            Don McFayden, Vice President