Form 10KSB
period 2001-06-30
PARA MAS INTERNET INC
filed 2003-10-16
CIK 1103145

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10KSB

[X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For  the  fiscal  year  ended        June  30,  2001
                                           ----------------------

[  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
         SECURITIES  EXCHANGE  ACT  OF  1934
         For  the  transition  period  from  __________  to  _____________

         Commission  File  No.  000-30645
                                ---------

                             PARA MAS INTERNET, INC.
                             -----------------------
             (Exact name of Registrant as specified in its charter)

     NEVADA                                                 59-3383240
----------------                                            ----------
(State  or  other  jurisdiction  of                    (I.R.S.  Employer
incorporation  or  organization)                    Identification  Number)

711  Poplar  Street
Coquitlam,  British  Columbia,  Canada                      V3J  3K9
--------------------------------------                      --------
(Address  of  principal executive offices)                 (Zip Code)

Registrant's  telephone  number,  including  area  code:     (604)  936-1797
                                                             ---------------

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:  NONE

Securities registered pursuant to Section 12 (g) of the Act: Common stock authorized at $.001 par value.

Check  whether  the  issuer  (l)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes
[X]  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or  any  amendment  to  this  Form  10-KSB.  [   ]

Revenues  for  the  fiscal  year  ended  June  30,  2001  were  $0.00.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of July 22, 2003 is $ 21,671. Our common stock is quoted at the present time. At July 22, 2003, our stock's closing price was $0.001 per share. This price, however, is an inter-dealer price without retail mark-up, mark-down or commission and may not represent an actual transaction.

The number of shares of the issuer's Common Stock outstanding as of September 10, 2003 was 48,294,395.

Transitional  Small Business Disclosure Format (check one):  Yes [   ]  No [ X ]

PART  I

ITEM  1.  DESCRIPTION  OF  BUSINESS

CORPORATE  HISTORY

The registrant, Para Mas Internet, Inc., ("Para Mas" or the "Company") was incorporated under the laws of the State of Nevada on June 6, 1994 as U.S. Medical Management, Inc., a wholly owned subsidiary of Waterloo Wheels, Inc. Waterloo Wheels, Inc. was incorporated on June 2, 1986 under the laws of British Columbia. In June 1995, the shareholders of Waterloo Wheels, Inc. exchanged all their outstanding stock for shares of the Company on a share for share basis. In June 1995, the Company completed a merger with Ken Venturi Golf Training Center, Inc. Effective with the merger, all previously outstanding common stock of Ken Venturi Golf Center, Inc. was exchanged for 4,000,000 shares of the Company's common stock. Immediately following the merger, the Company changed its name to Ken Venturi Golf, Inc.

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

CURRENT  BUSINESS  STRATEGY

The Company is inactive with no significant operations and is seeking to merge or acquire an interest in business opportunities. The Company anticipates that businesses for possible acquisition will be referred by various sources, including its officers and directors and professional advisors and others who may present unsolicited proposals. The Company will not restrict its search to any particular business, industry, or geographical location, and management reserves the right to evaluate and enter into any type of business in any location. The Company may participate in a newly organized business venture or a more established company entering a new phase of growth or in need of additional capital to overcome existing financial problems. Participation in a new business venture entails greater risks since in many instances management of such a venture will not have proved its ability, the eventual market of such venture's product or services will likely not be established, and the profitability of the venture will be unproved and cannot be predicted accurately. If the Company participates in a more established firm with existing financial problems, it may be subjected to risk because the financial resources of the Company may not be adequate to eliminate or reverse the circumstances leading to such financial problems.

In seeking a business venture, the decision of management will not be controlled by an attempt to take advantage of any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation in the real value of the Company. The Company will not acquire or merge with a business or corporation in which the Company's officers, directors, or promoters, or their affiliates or associates, have any direct or indirect ownership interest.

The analysis of new businesses will be undertaken by or under the supervision of the officers and directors. In analyzing prospective business, management will consider, to the extent applicable, the available technical, financial, and managerial resources; working capital and other prospects for the future; the nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; the potential for profit; the perceived public recognition or acceptance of products, services, or trade or service marks; name identification; and other relevant factors.

ACQUISITION  OF  A  BUSINESS

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, or other reorganization with another corporation or entity; joint venture; license; purchase and sale of assets; or purchase and sale of stock, the exact nature of which cannot not be predicted. Notwithstanding the above, the Company does not intend to participate in a business through the purchase of minority stock positions. Further, the Company does not have the assets necessary to make a business acquisition with cash. Therefore, any acquisition would have to be in exchange for Company stock. On the consummation of a transaction, it is likely that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter. Although the terms of such registration rights and the number of securities, if any, which may be registered cannot be predicted, it may be expected that registration of securities by the Company in these circumstances would entail substantial expense to the Company. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on such market.

The manner in which the Company participates in a business will depend on the nature of the business, the respective needs and desires of the Company and other parties, the management of the business, and the relative negotiating strength of the Company and such other management.

The Company will participate in a business only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to such closing, will outline the manner of bearing costs if the transaction is not closed, will set forth remedies on default, and will include miscellaneous other terms.

OPERATION  OF  BUSINESS  AFTER  ACQUISITION

The Company's operation following its acquisition of a business will be dependent on the nature of the business and the interest acquired. It may be expected that the business will present various risks, which cannot be predicted at the present time.

PENDING  ACQUISITION

The Company has entered into an Agreement of Plan and Tender Offer ("Agreement") which provides for a tender offer of 100% of the issued and outstanding shares of Amerigroup, Inc., a company formed under the laws of the state of Nevada, in which the Company will issue one share of its common stock for each share of Amerigroup, Inc. common stock tendered. The Company will also issue approximately 10,042,105 shares of its common stock in exchange for a release of certain rights in which the Company has an interest. The Agreement is subject to certain conditions that must be met before the tender offer can go forward. Amerigroup, Inc. is an issuer of retail discount cards to entertainment venues and for other retail purposes. Amerigroup also is engaged in other related business enterprises.

GOVERNMENT  REGULATION

It is impossible to predict the government regulation, if any, to which the Company may be subject until it has acquired an interest in business. The use of assets and/or conduct of business which the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on prospective business activity will make the acquisition of an interest in such business a higher risk.

COMPETITION

The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experiences in business. There is no assurance that the Company will be successful in obtaining suitable investments.

EMPLOYEES

The Company is a development stage company and currently has no employees. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating businesses. The need for employees and their availability will be addressed in connection with a decision whether or not to acquire or participate in a specific business industry.

ITEM  2.  DESCRIPTION  OF  PROPERTY

Our offices are located at the present time at 711 Poplar Street, Coquitlam, British Columbia, Canada V3J 3K9. The offices are being provided at the present time by our CEO as an accommodation to Para Mas until such time as Para Mas can procure operating revenue or equity funding.

ITEM  3.  LEGAL  PROCEEDINGS

We are not currently a party to any legal proceedings. Our agent for service of process in Nevada is Rodney E. Sumpter, 139 Vassar Street, Reno, NV 89502.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

There was no matter submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART  II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Our common shares were listed on the OTC Electronic Bulletin Board under the symbol PMII until approximately November of 2001. Since that time, our common shares have been listed in the Pink Sheets under the same symbol. The following table sets forth the high and low bid information for Para Mas for the periods indicated.



                          High    Low
April - June, 2001 . . .  0.440  0.040
January - March, 2001. .  1.240  0.060
October - December, 2000  4.120  0.000
July - September, 2000 .  2.000  0.000
April - June, 2000 . . .  2.125  0.000
January - March, 2000. .  2.562  0.000
October - December, 1999  3.000  1.500
July - September, 1999 .  2.000  0.000
April - June, 1999 . . .  0.125  0.125
January - March, 1999. .  0.125  0.125
October - December, 1998  0.250  0.000
July - September, 1998 .  0.250  0.250



The  source  of the quotation information since July, 2000, is Financialweb.com.
The source of the quotation information before that time is the financial records of Para Mas.

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of the last day of the fiscal covered by this report, we had approximately 425 registered shareholders. We have not declared any dividends on our common stock, and we do not plan to declare any dividends in the foreseeable future. However, there are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. we would not be able to pay our debts as they become due in the usual course of business; or

2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

TRANSFER  AGENT

We have retained the services of Colonial Stock Transfer, 455 East 400 South, #100, Salt Lake City, Utah 84111 as our transfer agent.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

There were no sales of unregistered securities during the fourth quarter of the fiscal year covered by this report.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

Our plan of operations for the next twelve months is to continue to look for a business or product that has potential for profit which the Company can acquire. The Company has no cash or liquid assets and has been unable to meet its expenses. The Company has been unable to maintain its periodic filings with Securities and Exchange Commissions. The Company, however, has now made arrangements to bring its filings with the Securities and Exchange Commission current. It believes that if it can be current on its filings with the Securities and Exchange Commission, the Company will be more attractive as a merger candidate for an operating business.

The Company hopes to become a viable business through the process of acquisitions or an acquisition. Unless it can accomplish this, the Company does not have good prospects of obtaining the resources necessary to continue as a business entity. Absent the acquisition of an operating business, the Company will have to obtain cash through borrowing or through the sale of equity capital if it is to continue. At the present time the Company has limited possibilities of raising funds through either of these methods. The Company has no plans at the present time to acquire plant or equipment or to hire employees.

The independent auditors report on the Companys June 30, 2001 financial Statements included in this Form states that the Companys inability to Generate sufficient cash flows from operations raise substantial doubts about the Companys ability to continue as a going concern.

FORWARD-LOOKING  STATEMENTS

Many statements made in this report are forward-looking statements that are not based on historical facts. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements made in this report relate only to events as of the date on which the statements are made.

ITEM  7.  FINANCIAL  STATEMENTS

The  information  requested by this item is set forth in Item 13 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with Accountants on Accounting and Financial Disclosure during the fiscal year covered by this report.



                              PART  III

ITEM  9.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

Our  executive  officers and directors and their respective ages as of September
10,  2003  are  as  follows:

Directors:

Name  of  Director         Age
------------------         ---

Don  McFadyen              53
Mary  Wiens                56

Executive  Officers:

Name  of  Officer          Age          Office
-----------------          ---          ------

Don  McFadyen              53            CEO,  Secretary,  Treasurer

The following information on the business experience of each director and officer.

DON  McFADYEN,  CEO,  SECRETARY,  TREASURER,  and  DIRECTOR

From June 30, 1998 to present, Mr. McFadyen served as President and Director of International Bible Games Inc., a private Canadian company with the head office in Vancouver, Canada. Mr. McFadyen's mandate was to align the company with strategic business partners and position the company for fast growth and expansion on the international market. McFadyen also researched and developed business propositions and aided the company through a corporate restructure.

Prior to this position, from 1994 to 1998, Mr. McFadyen was licensed as a Realtor and Sub-Mortgage Broker in the province of British Columbia, and actively marketed real estate development projects which included residential and commercial properties.

Mr. McFadyen's management career started in 1974 with Dylex Diversified, a Large Multi National retail chain. While working towards a Certified General Accounting designation, Mr. McFayden continued his career in retail and held positions as Controller, General Manager, and Senior Marketing Executive.

In these positions Mr. McFadyen was responsible for corporate fiscal matters, installation of accounting systems, staff management, corporate strategic planning and general management.

McFadyen holds a Realtor and Sub-Mortgage Broker's license and has successfully written examinations for the 915 Real Estate Agents license and The Canadian Securities course. Mr. McFadyen has applied management skills and has taught time management and leadership skills in seminar settings.

MARY  WIENS,  DIRECTOR

Ms. Wiens worked in research and development for Destination TBG Marketing & Development Corp., an Alberta Corporation. Also a Co-founder of Destination
Thee Bible Game. Ms. Wiens worked in Office Administration managing general office staff. She has a background in Christian Community in music and Bible study and worked as a Secretary and Director of IBG since April of 1997. Ms.
Wiens  was  also  an  officer  and  director  of  DTG  from  January  of  1996 to  1997.

Term  of  Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

SIGNIFICANT  EMPLOYEES

We have no significant employees other than the officers and directors described above.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

                                   Number       Transactions   Known  Failures
                                  Of  late       Not Timely      To  File  a
Name  and  principal  position     Reports        Reported     Required Form
------------------------------     -------        --------     --------------

Don  McFadyen                         0               0               1

Mary  Wiens                           0               0               1

ITEM  10.  EXECUTIVE  COMPENSATION

The Company's officers and directors do not receive any compensation for their services rendered to the Company, nor has any received any compensation during the past three years. Further, the officers and directors are not accruing any compensation pursuant to any agreement with the Company. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of officers and directors.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of August1, 2001, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.



                 Name and address               Amount of         Percent
Title of class   of beneficial owner       beneficial ownership   of class
--------------   -------------------       ---------------------  ---------
Common Stock     Don McFadyen              7,413,007 shares       15.3%
                 Director, CEO
                 Secretary/treasurer
                 711 Poplar Street
                 Coquitlam, B.C. V3J 3K9

Common Stock     Mary Wiens                5,434,006 shares(1)    11.3%
                 Director
                 #2003-10082-148th Street
                 Surrey, B.C.  V3R 0S3

Common Stock     Murray McFadyen            5,332,007 shares(1)   11.0%
                 #2003-10082-148th Street
                 Surrey, B.C.  V3R 0S3

Common Stock     Spear Leeds & Kellogg      4,166,700 shares       8.6%
                 120 Broadway
                 New York, NY  10271

Common Stock     Cede & Co                 12,040,209 shares      24.9%
                 P.O. Box 20 Bowling
                 Green Station
                 New York, NY  10274

Common Stock     Montel R. Hill             6,944,940 shares      14.4%
                 6315 Nodding Night Court
                 Columbia, MD  21044


Common Stock     All Officers and Directors  18,179,020 shares (2)  37.6%
                 as a Group that consists
                 of two people

(1) Mary Wiens and Murray McFadyen are husband and wife making each of them the beneficial owner of shares held by the other Accordingly, Mary Wiens and Murray McFadyen each beneficially hold 10,766,013 common shares or 22.3% of the outstanding shares of Para Mas. Also, 3,944,007 of the shares represented as being held by Murray McFadyen and 3,944,006 of the shares represented as being held by Mary Wiens are legally held by Destination T.B.G. Development & Marketing Corp ("Destination T.B.G."), a corporation in which Murray McFadyen and Mary Wiens each have a 50% ownership interest. Destination T.B.G. holds
16.3%  of  the  issued  and  outstanding  common  shares  of  Para  Mas.

(2) This figure includes the shares held by Murray McFadyen, since Mary Wiens, a director of the Para Mas is the beneficial owner of those shares.


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

On or about November 1, 2000, International Bible Games Inc., a Canadian corporation ("IBG") acquired from a shareholder of the Company, 30,000,000 shares of common stock of the Company, making IBG the majority shareholder of the Company. Our officers and directors, Don McFadyen and Mary Wiens are also officers and directors of IBG.

PART  IV

ITEM  13.  EXHIBITS,  FINANCIAL  STATEMENTS  SCHEDULES  AND  REPORTS ON FORM 8-K
EXHIBITS

Item  13(a)  Financial  Statements

The Company's audited Financial Statements, as described below, are attached hereto.


1.     Audited  Financial  Statements
 (a)     Report  of  Independent  Certified  Public  Accountants
 (b)     Balance  Sheet  at  June  30,  2001
 (c)     Statements  of  Losses  for  the years ended June 30, 2001 and June 30,
         2000
 (d) Statements of Deficiency in Stockholders' Equity for the two years ended June 30, 2001
 (e)     Statements of Cash Flows for the years ended June 30, 2001 and June 30,
         2000
 (f)     Notes  to  Financial  Statements

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                       FINANCIAL STATEMENTS AND SCHEDULES

                                  June 30, 2001


                         FORMING A PART OF ANNUAL REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934



                             PARA MAS INTERNET, INC.

REPORT  OF  INDEPENDENT  CEDRTIFIED  PUBLIC  ACCOUNTANTS



Board  of  Directors
Para  Mas  Internet,  Inc.
Coquitlane  ,  British  Columbia


We have audited the accompanying balance sheet of Para Mas Internet, Inc as of June 30, 2001 and the related statements of losses , deficiency in stockholders' equity, and cash flows for the two years in the period ended June 30, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Para Mas Internet, Inc. as of June 30, 2001, and its results of their operations and its cash flows for each of the two years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note G the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note G The financial statements do not include any adjustments that might result form the outcome of this uncertainty.


                                    /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                                    --------------------------------------------
                                    Russell  Bedford  Stefanou  Mirchandani  LLP
                                    Certified  Public  Accountants

McLean,  Virginia
August  20,  2003



                                      PARA MAS INTERNET, INC.
                                           BALANCE SHEET
                                           JUNE 30, 2001





ASSETS

Current Assets:. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         -

Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         -
                                                                                      ============

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current Liabilities:
       Accrued expenses (Notes C and  H) . . . . . . . . . . . . . . . . . . . . . .  $     3,219
       Notes payable  (Notes C  and H) . . . . . . . . . . . . . . . . . . . . . . .       15,000
       Preferred stock dividends payable  (Notes B and H). . . . . . . . . . . . . .       12,600
                                                                                      ------------
            Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . .       30,819

DEFICIENCY IN STOCKHOLDERS' EQUITY

Preferred Stock; authorized 10,000,000 shares; 60,000 shares issued ( Notes B and H)       60,000
Common stock, par value, $.001 per share, 100,000,000
Shares authorized; 44,127,570 shares issued. . . . . . . . . . . . . . . . . . . . .       44,128
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,411,749
Accumulated Deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,546,696)
                                                                                      ------------
Total Deficiency in  Stockholders' Equity. . . . . . . . . . . . . . . . . . . . . .      (30,819)

                                                                                      $         -
                                                                                      ============

                 See Accompanying Notes to  Financial Statements


                                PARA MAS INTERNET, INC.
                                  STATEMENT OF LOSSES
                              FOR THE YEAR ENDED JUNE 30,


                                                                2001          2000
                                                            ------------  ------------
Costs and Expenses:
   Interest. . . . . . . . . . . . . . . . . . . . . . . .  $     1,050   $     3,783
                                                            ------------  ------------
   Total operating coasts and expenses . . . . . . . . . .        1,050         3,783
Loss from operations before and Preferred Stock Dividends.       (1,050)       (3,783)
Provision for income ( tax)  benefit . . . . . . . . . . .            -             -
                                                            ------------  ------------
Net Loss . . . . . . . . . . . . . . . . . . . . . . . . .       (1,050)       (3,783)
Preferred Stock Dividends (Notes  B and H) . . . . . . . .        4,200         4,200
                                                            ------------  ------------
Net Loss Available to Common Shareholders. . . . . . . . .  $    (5,250)  $    (7,983)
                                                            ============  ============
Loss per Share Basic and Diluted . . . . . . . . . . . . .  $      (.00)  $      (.00)
                                                            ============  ============

Basic and diluted Weighted average Number of Shares
Outstanding. . . . . . . . . . . . . . . . . . . . . . . .   44,127,695    20,127,695
                                                            ============  ============




                 See Accompanying Notes to  Financial Statements


                                                  PARA MAS INTERNET, INC.
                                      STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                       FOR THE TWO YEARS ENDED JUNE 30, 2001 AND 2000



                             Preferred  Common     Preferred    Common    Paid-In  Accumulated     Total
                               Stock    Stock       Stock       Stock    Capital    deficit      -------
                              Shares    Shares      Amount      Amount   --------  ----------
                            ---------- -------    ----------   --------
BALANCE JUNE 30, 1999       60,000    4,127,569   $  60,000   $   4,127  $1,407,661 $ (1,541,863) $(65,875)
Common stock issued in
 exchange for debt (Note B)      -   40,000,000           -      40,000      12,489            -    52,489
Adjustment                                  126                       1          (1)           -         -
Preferred stock dividend
 payable                         -            -           -           -      (4,200)                (4,200)
Loss for the year ended
 June 30, 2000                   -            -           -           -           -       (3,783)   (3,783)
                         ---------   ----------  ----------    --------  -----------  -----------  --------
BALANCE AT JUNE 30, 2000         -   44,127,695      60,000      44,128   1,415,949   (1,545,646)  (25,569)
Preferred stock dividend
 Payable                         -            -           -           -      (4,200)           -    (4,200)
Loss for the year ended
 June 30, 2001                   -            -           -           -           -       (1,050)   (1,050)
                         ---------   ----------  ----------    --------  -----------  -----------  --------

BALANCE JUNE 30, 2001       60,000   44,127,570   $  60,000   $  44,128  $1,411,749  $(1,546,696) $(30,819)
                         =========   ==========  ===========  =========  ==========  ============ =========


                See Accompanying Notes to  Financial Statements

                               PARA MAS INTERNET, INC.
                               STATEMENTS OF CASH FLOWS
                             FOR THE YEAR ENDED  JUNE 30,



                                                                    2001      2000
                                                                  --------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income / (loss). . . . . . . . . . . . . . . . . . . . . . .  $(1,050)  $ (3,783)
Adjustments to reconcile net profit to net cash:
Common stock issued in exchange for previously incurred debt . .        -     52,489
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities.    1,050     (5,903)
Increase (decrease) in notes payable to shareholders . . . . . .        -    (42,803)
                                                                  --------  ---------
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES . . . . . . . .        -          -
CASH FLOWS FROM INVESTING ACTIVITIES . . . . . . . . . . . . . .        -          -
CASH FLOWS FROM FINANCING ACTIVITIES . . . . . . . . . . . . . .        -          -
                                                                  --------  ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . .        -          -
Cash and Cash Equivalents
   Beginning of Period . . . . . . . . . . . . . . . . . . . . .        -          -
                                                                  --------  ---------
   End of the Period . . . . . . . . . . . . . . . . . . . . . .  $     -   $      -
                                                                  ========  =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest . . . . . . . . . . . .  $     -   $      -
  Cash paid during the year for taxes. . . . . . . . . . . . . .        -          -
  Common issued in exchange for debt . . . . . . . . . . . . . .   52,489
  Preferred stock dividends  payable . . . . . . . . . . . . . .    4,200      4,200


                See Accompanying Notes to Financial Statements

                            PARA MAS, INTERNET, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JUNE 30, 2001 AND JUNE 30, 2000

NOTE  A  -  SUMMARY  OF  ACCOUNTING  POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements as follows.

BUSINESS  AND  BASIS  OF  PRESENTATION


Para Mas Internet, Inc. ("Company" or "Para Mas") was incorporated under the laws of the State of Nevada on June 6, 1994 as U.S. Medical Management, Inc., a wholly owned subsidiary of Waterloo Wheels, Inc. The Company is inactive with no significant operations and is seeking to merge or acquire in interest in business opportunities. Waterloo Wheels, Inc. was incorporated on June 2, 1986 under the laws of British Columbia. In June 1995, the shareholders of Waterloo Wheels, Inc. exchanged all their outstanding stock for shares of the Company on a share for share basis. In June 1995, the Company completed a merger with Ken Venturi Golf Training Center, Inc. Effective with the merger, all previously outstanding common stock of Ken Venturi Golf Center, Inc. was exchanged for 4,000,000 shares of the Company's common stock. Immediately following the merger, the Company changed its name to Ken Venturi Golf, Inc.

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


The Company has generated no sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2001 the Company has an accumulated deficit of $ 1,546,696.

Liquidity

 The Company is inactive with no significant operations and is seeking to merge or acquire in interest in business opportunities. To date, the Company has incurred expenses and has sustained losses. As shown in the accompanying financial statements, the Company incurred a net loss of $ 1,050 during the year ended June 30, 2001. The Company's current liabilities exceeded its current assets by $ 30,819.

                            PARA MAS, INTERNET, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JUNE 30, 2001 AND JUNE 30, 2000


NOTE  A  -  SUMMARY  OF  ACCOUNTING  POLICIES  (CONTINUED)

Advertising

The Company will recognize advertising expenses in accordance with SOP 93-7 "Reporting on Advertising Costs." The Company did not incur advertising costs during the years ended June 30, 2001 and 2000.

Income  Taxes

Income taxes are provided based on the liability method for financial reporting purposes in accordance with the provisions of Statements of Financial Standards No. 109, "Accounting for Income Taxes". Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

Cash  Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Property  and  Equipment

For financial statement purposes, property and equipment will be depreciated using straight-line method over their estimated useful lives (five years for furniture, fixtures and equipment). The straight-line method of depreciation is also used for tax purposes.

Concentrations  of  Credit  Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.


Use  of  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly actual results could differ from those estimates.

                            PARA MAS, INTERNET, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JUNE 30, 2001 AND JUNE 30, 2000


NOTE  A  -  SUMMARY  OF  ACCOUNTING  POLICIES  (CONTINUED)


Long-Lived  Assets

The  Company  has  adopted  Statement  of Financial Accounting Standards No. 144
(SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

COMPREHENSIVE  INCOME

The Company does not have any items of comprehensive income in any of the periods presented.

Net  Loss  Per  Share

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings (loss) per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants will be excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material.

Fair  Value  of  Financial  Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the relatively short maturity of these instruments

SEGMENT  INFORMATION

The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") in the year ended December 31, 1998. SAFAS establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The information disclosed herein, materially represents all of the financial information related to the Company's principal operating segment.

                             PARA MAS, INTERNET, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JUNE 30, 2001 AND JUNE 30, 2000


NOTE  A  -  SUMMARY  OF  ACCOUNTING  POLICIES  (CONTINUED)

Reclassifications

Certain reclassifications have been made in prior years' financial statements to conform to classifications in the current year.


Stock  Based  Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended June 30, 2003 and will adopt the interim disclosure provisions for its financial reports for the quarter ended September 30, 2003.


Foreign  Currency  Translation

The Company translates the foreign currency financial statements of its Canadian subsidiary in accordance with the requirements of Statement of Financial
Accounting Standards No. 52, "Foreign Currency Translation." Assets and liabilities are translated at current exchange rates, and related revenue and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders' equity. Foreign currency transaction gains and losses are included in the statement of income.

New  Accounting  Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No.
141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The FASB also issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS No. 143), and Statement of
Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144) in August and October 2001, respectively.

                            PARA MAS, INTERNET, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JUNE 30, 2001 AND JUNE 30, 2000


NOTE  A  -  SUMMARY  OF  ACCOUNTING  POLICIES  (CONTINUED)

SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The adoption of SFAS No. 141 had no material impact on the Company's consolidated financial statements.
Effective January 1, 2002, the Company adopted SFAS No. 142. Under the new rules, the Company will no longer amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs to be included in results from operations may be necessary. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.


NOTE  B-CAPITAL  STOCK

In November, 1997, the Company approved, by unanimous consent of its Board of Directors, to amend the Company's articles of incorporation to increase the number of shares of common stock, par value $.001 per share from 25,000,000 shares to 100,000,000 shares and to create 10,000,000 shares of preferred stock, par value $.001 per share.

The Company's former principal shareholder had advanced funds to the Company for the purpose of meeting various working capital requirements. These advances were in the form of unsecured demand notes with interest at the prime lending rate plus 3% per annum. During the year ended June 30, 2000, the Company issued 40,000,000 shares of the Company's restricted common stock to the shareholder in exchange for payment the demand notes, together with accrued and unpaid
interest,  aggregating               $  52,489.

In May 1998, the Company issued 60,000 shares of Series B 7% Cumulative Redeemable Convertible Preferred Stock ("Preferred Shares") in exchange for legal services rendered to the Company . Holders of the Preferred Shares are entitled to receive cumulative cash dividends at the annual rate of 7% per annum, or $.07 per share, payable quarterly. The dividends may be payable in cash or through a dividend of additional shares of Preferred Shares. The Company has accrued the unpaid $ 4,200 Series B Preferred Stock dividend to the holders of the Preferred Shares during the years ended June 30, 2001 and 2000, respectively. The aggregate unpaid Series B Preferred Stock dividends at June 30, 2001 is $12,600 (see Note H).

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

                            PARA MAS, INTERNET, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JUNE 30, 2001 AND JUNE 30, 2000



NOTE  C-NOTES  PAYABLE


Notes  payable  consist  of  the  following  as  of  June  30,  2001



7%  Note  payable;  unsecured  and  in  default               $  15,000
                                                    ===================

Accrued and unpaid interest in connection with the note payable is $3,219 at June 30, 2001 (see Note H).

NOTE  D-INCOME  TAXES

The Company has adopted Financial Accounting Standard number 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $ 1,500,000, expiring in the year 2020 that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

Components  of  deferred  tax  assets  as  of  June  30,  2001  are  as follows:

Non-Current:
     Net  operating  loss  carry  forward     $  525,000
     Valuation  allowance                       (525,000)
                                               ----------
     Net  deferred  tax  asset                $        0
                                              ===========


NOTE  E-LOSSES  PER  COMMON  SHARE

The following table presents the computation of basic and diluted loss per share:



                                                2001          2000
                                            ------------  ------------
Net loss available for common shareholders  $    (5,250)  $    (7,983)
Basic and fully diluted loss per share . .  $     ( .00)  $      (.00)
                                            ============  ============
Weighted average common shares outstanding   44,127,695    20,127,695


Net loss per share is based upon the weighted average of shares of common stock outstanding.

                             PARA MAS INTERNET, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000


NOTE  F-RELATED  PARTY  TRANSACTIONS

The Company's majority shareholder is International Bible Games, Inc. ("IBG"), a company formed under the laws of British Columbia, Canada. IBG has paid certain nominal costs of maintaining the Company's corporate status. The amount of the costs incurred are not material to the Company's financial statements taken as a whole.

NOTE  G  -  GOING  CONCERN  MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, from its inception the Company has incurred loses of $ 1,546,696. This factor among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's existence is dependent upon management's ability to develop profitable operations and resolve it's liquidity problems. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company's liquidity, the Company is actively pursing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing. If cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in the resolution of its liquidity problems.

NOTE  H  -  SUBSEQUENT  EVENT

Subsequent to the date of the financial statements, the Company entered into an Agreement of Plan and Tender Offer ("Agreement") which provides for a tender offer of 100% of the issued and outstanding shares of Amerigroup, Inc., a company formed under the laws of the state of Nevada, in which the Company will issue one share of its common stock for each share of Amerigroup, Inc. common stock tendered. The Company will also issue approximately 10,042,105 shares of its common stock to IBG shareholders and IBG creditors (see Note F) in exchange for releases of claims against IBG.

Subsequent to the date of the financial statements, the Company entered into an Agreement and Release ("Release") with the holder of the Company's $15,000 note payable, together with accrued and unpaid interest (see Note C) in exchange for 60,000 shares of the Company's restricted common stock.

Subsequent to the date of the financial statements, the Company entered into a Share Exchange Agreement ("Exchange") with the holder of 60,000 shares of the Company's preferred stock (see Note B) in exchange for 240,000 shares of the Company's restricted common stock.

------
ITEM  13(B)  EXHIBITS
---------------------

       2.1     Agreement  and  Plan  of  Tender  Offer

      23.1     Consent of Certified Public Accountants

      23.2     Consent of Certified Public Accountants

      99.1 Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


ITEM  13(C)  REPORTS  ON  FORM  8-K
-----------------------------------

There were no reports on Form 8-K filed during the last quarter of the fiscal year covered by this report.

ITEM  14.  CONTROLS  AND  PROCEDURES.

As required by Rule 13a-14 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Don McFadyen. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us which is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
                                    -12-

                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Para  Mas  Internet  Inc.


By:  /s/ Don McFadyen
     -----------------------------------------
     Don  McFadyen,  CEO

Date:  October 15, 2003

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Don McFadyen
---------------------------------------------
Don  McFadyen
Director
Principal  Executive  Officer
Principal  Financial  Officer
Principal  Accounting  Officer
Date:  October 15, 2003



/s/ Mary Wiens
---------------------------------------------
Mary  Wiens
Director
Date:  October 15, 2003

        CERTIFICATION PURSUANT TO RULE 13a-14 OR 15d-14 OF THE SECURITIES
         EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002


I, Don McFadyen, the principal executive officer and principal financial officer of Para Mas Internet, Inc. (the "Registrant") certify that;

(1) I have reviewed this annual report on Form10-KSB of Para Mas Internet, Inc.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

(4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


(5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and


(6) The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   October 15, 2003


/s/ Don McFadyen
----------------------------------------
Don  McFadyen
Principal  Executive  Officer
Principal  Financial  Officer