Form 10QSB
period 2001-09-30
PARA MAS INTERNET INC
filed 2003-10-16
CIK 1103145

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For  the  quarterly  period  ended  September  30,  2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For  the  transition  period  from  _________  to  ____________

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

Issuer's  telephone  number,  including  area  code:     (604)  936-1797
                                                         ---------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( ) No (X).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.

          Class                    Outstanding  as  of  October 10, 2003
          -----                    -----------------------------------------
$0.001  par  value  Common  Stock                    48,294,395

Transitional  Small Business Disclosure Format (check one):  Yes [   ]  No [ X ]

                         PART 1 - FINANCIAL INFORMATION

ITEM  1.          FINANCIAL  STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2001 are not necessarily indicative of the results that can be expected for the year ending June 30, 2002.

                   Financial  Statements  (Unaudited)

                   Condensed  Balance  Sheet:
                   September 30,  2001

                   Condensed  Statements  of  Losses:
                   Three  Months  Ended  September 30,  2001 and 2000

                   Condensed  Statements  of  Cash  Flows:
                   Three  Months  Ended  September 30, 2001 and 2000

                   Notes  to  Unaudited  Condensed  Financial
                   Information:  September 30,  2001

                             PARA MAS INTERNET, INC.
                             CONDENSED BALANCE SHEET



                                                                            (Unaudited)
                                                                         September 30, 2001
                                                                         -------------------
 ASSETS
        Current Assets: . . . . . . . . . . . . . . . . . . . . . . . .  $                -
                                                                         -------------------

                                                                         $                -
                                                                         ===================

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
   Current Liabilities:
       Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . .  $            3,482
       Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . .              15,000
       Preferred stock dividends payable. . . . . . . . . . . . . . . .              13,650
                                                                         -------------------
              Total current liabilities . . . . . . . . . . . . . . . .              32,132

DEFICIENCY IN STOCKHOLDERS' EQUITY
  Preferred Stock; authorized 10,000,000 shares; 60,000 shares   issued              60,000
  Common stock, par value, $.001 per share, 100,000,000
  Shares authorized; 48,294,395 shares issued . . . . . . . . . . . . .              48,295
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .           1,825,282
   Accumulated Deficit. . . . . . . . . . . . . . . . . . . . . . . . .          (1,965,709)
                                                                         -------------------
   Total Deficiency in  Stockholders' Equity. . . . . . . . . . . . . .             (32,132)
                                                                         $                -
                                                                         ===================




         See accompanying footnotes to the unaudited condensed financial information

                             PARA MAS INTERNET, INC.
                         CONDENSED STATEMENTS OF LOSSES
                                   (UNAUDITED)

                                              Three Months Ended September 30,
                                              --------------------------------

                                                        2001          2000
                                                    ------------  ------------
Costs and Expenses:
Consulting fees  . . . . . . . . . . . . . . . . .  $   125,000   $         -
Equity Based Compensation. . . . . . . . . . . . .      293,750             -
Interest . . . . . . . . . . . . . . . . . . . . .          263           263
                                                   ------------  ------------
Total Operating Expense. . . . . . . . . . . . . .      419,013           263
Loss from Operations . . . . . . . . . . . . . .      (419,013)         (263)
Provision for Income Tax . . . . . . . . . . . . .            -             -
                                                   ------------  ------------
Net Loss . . . . . . . . . . . . . . . . . . . . .    (419,013)         (263)
Preferred Stock Dividends (Note B) . . . . . . . .        1,050         1,050
                                                   ------------  ------------
Net Loss Available to Common Shareholders. . . . . $  (420,063)       (1,313)
                                                   ============  ============
Loss per Share Basic and Diluted . . . . . . . . . $      (.01)  $      (.00)
                                                   ============  ============


Basic and diluted Weighted average
Number of Shares Outstanding.                        47,599,820    44,127,695
                                                   ============  ============





       See accompanying footnotes to the unaudited financial information

                            PARA MAS INTERNET,  INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Three Months Ended September 30,
                                                                  --------------------------------
                                                                              2001       2000
                                                                              ----       ----
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from  operations . . . . . . . . . . . . . . . . . . . . . . . .  $ (419,539)  $     (263)
Adjustments to reconcile net loss from development stage
operations to cash used for operating activities
Common stock options  issued in exchange for services rendered. . . . . .      293,750            -
Increase (decrease) in:
Accrued expenses, net . . . . . . . . . . . . . . . . . . . . . . . . . .          263          263
                                                                             ---------      -------
NET CASH USED IN OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . .   $ (125,000)           -
CASH FLOWS FROM INVESTING ACTIVITIES: . . . . . . . . . . . . . . . . . .
Proceeds from sale of common stock, net . . . . . . . . . . . . . . . . .      125,000            -
                                                                           -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES: . . . . . . . . . . . . . . . . . .      125,000            -

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS . . . . . . . . . . . . .            -            -

Cash and cash equivalents at the beginning of the period. . . . . . . . .            -            -
                                                                           -----------  -----------

Cash and cash equivalents at the end of the period. . . . . . . . . . . .   $        -   $        -
                                                                           -----------  -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest. . . . . . . . . . . . . . . . .   $        -   $        -
Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -
Non-cash transactions:
Common stock issued for services rendered . . . . . . . . . . . . . . . .      293,750            -
-
Preferred Stock Dividends Payable . . . . . . . . . . . . . . . . . . . .        1,050        1,050



  See accompanying footnotes to the unaudited condensed  financial information

                             PARA MAS INTERNET, INC.
                     NOTES TO CONDENSED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

NOTE  A  -  SUMMARY  OF  ACCOUNTING  POLICIES
---------------------------------------------
General
-------

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended September 30, 2001 , are not necessarily indicative of the results that may be expected for the year ended June 30, 2002. The unaudited condensed consolidated financial statements should be read in conjunction with the June 30, 2001 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Basis  of  Presentation
-----------------------

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

The Company has generated no sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through September 30, 2001 the Company has an accumulated deficit of $ 1,965,705.

Reclassification
----------------

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

NOTE  B-CAPITAL  STOCK

In July, 2001 the Company granted 4,166,667 options to acquire the Company's common stock in lieu of cash compensation for services performed. The amount of the expense charged to operations in connection with granting the options was $ 293,750 during period ended September 30, 2001. In July 2001, the Company issued a total of 4,166,667 shares of common stock in exchange for exercised options with an exercise price of $.03 per share

                             PARA MAS INTERNET, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

NOTE  C  -  SUBSEQUENT  EVENT

Subsequent to the date of the financial statements, the Company entered into an Agreement of Plan and Tender Offer ("Agreement") which provides for a tender offer of 100% of the issued and outstanding shares of Amerigroup, Inc., a company formed under the laws of the state of Nevada, in which the Company will issue one share of its common stock for each share of Amerigroup, Inc. common stock tendered. The Company will also issue approximately 10,042,105 shares of its common stock to IBG shareholders and IBG creditors in exchange for releases of claims against IBG.

Subsequent to the date of the financial statements, the Company entered into an Agreement and Release ("Release") with the holder of the Company's $15,000 note payable, together with accrued and unpaid interest in exchange for 60,000 shares of the Company's restricted common stock.

Subsequent to the date of the financial statements, the Company entered into a Share Exchange Agreement ("Exchange") with the holder of 60,000 shares of the Company's preferred stock in exchange for 240,000 shares of the Company's restricted common stock.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

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

The independent auditors report on the Companys June 30, 2001 financial statements states that the Companys inability to generate sufficient cash flows from operations raise substantial doubts about the Companys ability to continue as a going concern.

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

PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     During the three month period covered by this report, the Company had no legal proceedings filed against it.


ITEM  2.  CHANGES  IN  SECURITIES

 None

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None

ITEM  5.  OTHER  INFORMATION

None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(A)  EXHIBITS
   ----------

99.1 Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)  REPORTS  ON  FORM  8-K
     ----------------------

None


                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARA  MAS  INTERNET,  INC.

Date:     October  15,  2003

By:       /s/ Don McFadyen
          -------------------------------
          Don  McFadyen
          Chief  Executive  Officer
          Principal  Accounting  Officer
          and  Chief  Financial  Officer

             CERTIFICATION PURSUANT TO RULE 13a-14 OR 15d-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I,  Don  McFadyen,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of Para Mas Internet, Inc. (the Registrant);
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14) for the registrant and have:
    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;
    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  October  15,  2003


/s/ Don McFadyen
-----------------------------------
Don McFadyen
Principal  Executive  Officer
Principal  Financial  Officer