Form 10KSB
period 2002-06-30
PARA MAS INTERNET INC
filed 2003-10-16
CIK 1103145

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended June  30,  2002


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

Check  whether  the  issuer  (l)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ]Yes [X]No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or  any  amendment  to  this  Form  10-KSB.  [   ]

Revenues for the fiscal year ended June 30, 2002 were $0.00.

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



                          High    Low
April - June, 2002 . . .  0.100  0.001
January - March, 2002. .  0.060  0.001
October - December, 2001  0.030  0.001
July - September, 2001 .  0.180  0.017
April - June, 2001 . . .  0.440  0.040
January - March, 2001. .  1.240  0.060
October - December, 2000  4.120  0.000
July - September, 2000 .  2.000  0.000

The  source  of the quotation information is Financialweb.com.

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

The independent auditors report on the Company's June 30, 2002 financial statements included in this Form states that the Company's inability to generate sufficient cash flows from operations raise substantial doubts about the Company's ability to continue as a going concern.

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

                                Number     Transactions   Known Failures
                                Of  late    Not Timely     To  File  a
Name and principal position     Reports      Reported     Required Form
---------------------------     -------      --------     --------------

Don  McFadyen                     0             0               1

Mary  Wiens                       0             0               1

ITEM  10.  EXECUTIVE  COMPENSATION

During the fiscal year covered by this report, Mr. Montel Hill who was our CEO during part of that year was paid $90,000.00. Some of the money paid to Mr. Hill was for reimbursement of business expenses sustained by him and some was for remuneration for services provided to the Company. Otherwise, the Company's officers and directors do not receive any compensation for their services rendered to the Company, nor has any received any compensation during the past three years other than as mentioned above. Further, the officers and directors are not accruing any compensation pursuant to any agreement with the Company. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of officers and directors.

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


Common Stock       All Officers and        18,179,020 shares (2)    37.6%
                   Directors as a Group
                   that consists of two
                   people

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

                                  JUNE 30, 2002


                         FORMING A PART OF ANNUAL REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934



                             PARA MAS INTERNET, INC.

                             PARA MAS INTERNET, INC.
                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------





                                                                                                  Page
                                                                                               -----------
Report of Independent Certified Public Accountants. . . . . . . . . . . . . . . . . . . . . .  F-3
Balance Sheet at June 30, 2002. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-4
Statements of Losses  for the years ended  June 30, 2002 and June 30, 2001. . . . . . . . . .  F-5
 Statements of Deficiency in Stockholders' Equity for the two year period ended June 30, 2002  F-6

Statements of Cash Flows for the years ended June 30, 2002 and June 30, 2001. . . . . . . . .  F-7
Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-8 to F-14

               REPORT OF INDEPENDENT CEDRTIFIED PUBLIC ACCOUNTANTS



Board  of  Directors
Para  Mas  Internet,  Inc.
Coquitlane,  British  Columbia


We have audited the accompanying balance sheet of Para Mas Internet, Inc as of June 30, 2002 and the related statements of losses , deficiency in stockholders' equity, and cash flows for the two years in the period ended June 30, 2002. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Para Mas Internet, Inc. as of June 30, 2002, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note H the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note H. The financial statements do not include any adjustments that might result form the outcome of this uncertainty.


                                    /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                                    --------------------------------------------
                                    Russell  Bedford  Stefanou  Mirchandani  LLP
                                    Certified  Public  Accountants

McLean,  Virginia
August  20,  2003

                             PARA MAS INTERNET, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2002


ASSETS
Current Assets:. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         -

Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         -
                                                                                      ============

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current Liabilities:
       Accrued expenses (Notes D and I). . . . . . . . . . . . . . . . . . . . . . .  $     4,269
       Notes payable  (Notes D and I). . . . . . . . . . . . . . . . . . . . . . . .       15,000
       Preferred stock dividends payable  (Notes B and H). . . . . . . . . . . . . .       16,800
                                                                                      ------------
            Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . .       36,069

DEFICIENCY IN STOCKHOLDERS' EQUITY

Preferred Stock; authorized 10,000,000 shares; 60,000 shares issued  (Notes B and I)       60,000
Common stock, par value, $.001 per share, 100,000,000
Shares authorized; 48,294,395 shares issued. . . . . . . . . . . . . . . . . . . . .       48,295
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,822,132
Accumulated Deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,966,496)
                                                                                      ------------
Total Deficiency in  Stockholders' Equity. . . . . . . . . . . . . . . . . . . . . .      (36,069)

                                                                                      $         -
                                                                                      ============


                 See Accompanying Notes to  Financial Statements

                             PARA MAS INTERNET, INC.
                               STATEMENT OF LOSSES
                           FOR THE YEAR ENDED JUNE 30,





                                                                2002          2001
                                                            ------------  ------------
Costs and Expenses:
   Interest. . . . . . . . . . . . . . . . . . . . . . . .  $     1,050   $     1,050
   Equity based compensation (Note C). . . . . . . . . . .      293,750
   Consulting and professional  fees . . . . . . . . . . .      125,000             -
                                                            ------------  ------------
   Total operating costs and expenses. . . . . . . . . . .      419,800         1,050
Loss from operations before and Preferred Stock Dividends.     (419,800)       (1,050)
Provision for income (tax) benefit . . . . . . . . . . . .            -             -
                                                            ------------  ------------
Net Loss . . . . . . . . . . . . . . . . . . . . . . . . .     (419,800)       (1,050)
Preferred Stock Dividends (Notes B and I). . . . . . . . .        4,200         4,200
                                                            ------------  ------------
Net Loss Available to Common Shareholders. . . . . . . . .  $  (424,000)  $    (5,250)
                                                            ============  ============
Loss per Share Basic and Diluted . . . . . . . . . . . . .  $      (.00)  $      (.00)
                                                            ============  ============

Basic and diluted Weighted average Number of Shares
Outstanding. . . . . . . . . . . . . . . . . . . . . . . .   48,120,782    44,127,695
                                                            ============  ============



                 See Accompanying Notes to  Financial Statements

                             PARA MAS INTERNET, INC.
                 STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                 FOR THE TWO YEARS ENDED JUNE 30, 2002 AND 2001

                          Preferred   Common    Preferred   Common     Paid-in     Accumulated   Total
                            Stock     Stock       Stock      Stock     Capital       Deficit
                           Shares     Shares      Amount    Amount
<S
BALANCE AT JUNE 30, 2000    60,000  44,127,695  $   60,000  $44,128  $1,415,949   $ (1,545,646)  $ (25,569)
Preferred stock dividend
  Payable                        -           -           -        -      (4,200)             -      (4,200)
Loss for the year ended
  June 30, 2001                  -           -           -        -           -         (1,050)     (1,050)
                         ---------  ----------  ----------  -------  -----------  -------------  ----------

BALANCE JUNE 30, 2001       60,000  44,127,570      60,000   44,128   1,411,749     (1,546,696)    (30,819)
Preferred stock dividend
  payable                        -           -           -        -      (4,200)             -      (4,200)
4,166,667 stock options
  issued in July 2001, valued
  at $0.0705 per stock option,
  in exchange for services       -           -           -        -     293,750              -     293,750
Shares issued  in exchange
 for cash  in July 2001 at
  $.03 per share                 -   4,166,667           -    4,167     120,833              -     125,000
Rounding                         -         158           -        -           -              -           -
Loss for the year ended
 June 30, 2002                   -           -           -        -           -       (419,800)   (419,800)
                         ---------  ----------  ----------  -------  -----------  -------------  ----------
BALANCE AT JUNE 30, 2002    60,000  48,294,395  $   60,000  $48,295  $1,822,132   $ (1,966,496)  $ (36,069)
                         =========  ==========  ==========  =======  ===========  =============  ==========


                 See Accompanying Notes to  Financial Statements

                             PARA MAS INTERNET, INC.
                            STATEMENTS OF CASH FLOWS
                          FOR THE YEAR ENDED  JUNE 30,





                                                                     2002       2001
                                                                  ----------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net  (loss). . . . . . . . . . . . . . . . . . . . . . . . . . .  $(419,800)  $(1,050)
Adjustments to reconcile net profit to net cash:
Common stock options issued in exchange for services . . . . . .    293,750         -
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities.      1,050     1,050
                                                                  ----------  --------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES. . . . . . .   (125,000)        -
CASH FLOWS FROM INVESTING ACTIVITIES . . . . . . . . . . . . . .          -         -
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net. . . . . . . . . . . . .    125,000         -
                                                                  ----------  --------
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . . . . . . . .    125,000         -
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . .          -         -
Cash and Cash Equivalents
   Beginning of Period . . . . . . . . . . . . . . . . . . . . .          -         -
                                                                  ----------  --------
   End of the Period . . . . . . . . . . . . . . . . . . . . . .  $       -   $     -
                                                                  ==========  ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest . . . . . . . . . . . .  $       -   $     -
  Cash paid during the year for taxes. . . . . . . . . . . . . .          -         -
  Preferred stock dividends  payable . . . . . . . . . . . . . .      4,200     4,200
  Stock options issued in exchange for services. . . . . . . . .    293,750









                                       F-7
                 See Accompanying Notes to Financial Statements

                            PARA MAS, INTERNET, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JUNE 30, 2002 AND JUNE 30, 2001

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

The Company has generated no sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2002 the Company has an accumulated deficit of $ 1,966,496.

LIQUIDITY

 The Company is inactive with no significant operations and is seeking to merge or acquire in interest in business opportunities. To date, the Company has incurred expenses and has sustained losses. As shown in the accompanying financial statements, the Company incurred a net loss of $ 419,800 during the year ended June 30, 2002. The Company's current liabilities exceeded its current assets by $ 36,069.

ADVERTISING

The Company will recognize advertising expenses in accordance with SOP 93-7 "Reporting on Advertising Costs." The Company did not incur advertising costs during the years ended June 30, 2002 and 2001.

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

                            PARA MAS, INTERNET, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JUNE 30, 2002 AND JUNE 30, 2001


NOTE  A  -  SUMMARY  OF  ACCOUNTING  POLICIES  (CONTINUED)

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

                            PARA MAS, INTERNET, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JUNE 30, 2002 AND JUNE 30, 2001


NOTE  A  -  SUMMARY  OF  ACCOUNTING  POLICIES  (CONTINUED)


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

                             PARA MAS, INTERNET, INC.
                         NOTES TO  FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JUNE 30, 2002 AND JUNE 30, 2001


NOTE  A  -  SUMMARY  OF  ACCOUNTING  POLICIES  (CONTINUED)


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

                            PARA MAS, INTERNET, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JUNE 30, 2002 AND JUNE 30, 2001


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

In May 1998, the Company issued 60,000 shares of Series B 7% Cumulative Redeemable Convertible Preferred Stock ("Preferred Shares") in exchange for legal services rendered to the Company . Holders of the Preferred Shares are entitled to receive cumulative cash dividends at the annual rate of 7% per annum, or $.07 per share, payable quarterly. The dividends may be payable in cash or through a dividend of additional shares of Preferred Shares. The Company has accrued the unpaid $ 4,200 Series B Preferred Stock dividend to the holders of the Preferred Shares during the years ended June 30, 2002 and 2001, respectively. The aggregate unpaid Series B Preferred Stock dividends at June 30, 2002 is $16,800 (see Note I)

The Preferred Shares rank senior to the common stock. The Preferred Shares have a liquidation preference of $ 1.00 per share plus any and all declared and unpaid dividends.

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

In July 2001, the Company issued a total of 4,166,667 shares of common stock in exchange for exercised options with an exercise price of $.03 per share (see Note C).

                            PARA MAS, INTERNET, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JUNE 30, 2002 AND JUNE 30, 2001


NOTE  C-  STOCK  OPTIONS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to the Company consultants. These options were granted in lieu of cash compensation for services performed.

                   Options Outstanding     Options Exercisable
                   -------------------     -------------------

                                                 Weighed                Weighted
                           Weighted Average      Average                 Average
Exercise     Number     Remaining Contractual   Exercise     Number     Exercise
---------                                       ---------               ---------
Prices     Outstanding       Life (Years)         Price    Exercisable    Price
---------  -----------  ----------------------  ---------  -----------  ---------
$       -            -                       -  $       -            -  $       -





Transactions involving options issued to non-employees are summarized as follows:

                              Number of Shares   Weighted Average Price Per Share
                              -----------------  ---------------------------------
Outstanding at July 1, 2000.                 -   $                               -
   Granted . . . . . . . . .                 -                                   -
   Exercised . . . . . . . .                 -                                   -
   Canceled or expired . . .                 -                                   -
                              -----------------  ---------------------------------
Outstanding at June 30, 2001                 -                                   -
   Granted . . . . . . . . .         4,166,667                                0.03
   Exercised . . . . . . . .        (4,166,667)                               0.03
   Canceled or expired . . .                 -                                   -
                              -----------------  ---------------------------------
Outstanding at June 30, 2002                 -   $                               -
                              =================  =================================



The estimated value of the options granted to consultants was determined using the Black-Scholes option pricing model and the following assumptions: contractual term of 3.3 months, a risk free interest rate of 4.0 %, a dividend yield of 0% and volatility of 50%. The amount of the expense charged to operations in connection with granting the options was $ 293,750 during 2002.




NOTE  D-NOTES  PAYABLE

Notes  payable  consist  of  the  following  as  of  June  30,  2002


7%  Note  payable;  unsecured  and  in  default               $  15,000
                                                    ===================

Accrued and unpaid interest in connection with the note payable is $ 4,269 at June 30, 2002 (see Note I).

                             PARA MAS INTERNET, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


NOTE  E-INCOME  TAXES

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

For  income tax reporting purposes, the Company's aggregate unused net operating
losses  approximate             $  1,900,000, expiring in the year 2021 that may
be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

Components  of  deferred  tax  assets  as  of  June  30,  2002  are  as follows:

Non-Current:
     Net  operating  loss  carry  forward     $  660,000
     Valuation  allowance                       (660,000)
                                             -----------
     Net  deferred  tax  asset            $            0
                                          ==============



NOTE  F-LOSSES  PER  COMMON  SHARE

The  following  table  presents  the  computation  of basic and diluted loss per



                                                2002          2001
                                            ------------  ------------
Net loss available for common shareholders  $  (424,000)  $    (5,250)
Basic and fully diluted loss per share . .  $     ( .00)  $     ( .00)
                                            ============  ============
Weighted average common shares outstanding   48,120,782    44,127,695
                                            ============  ============

share:


Net loss per share is based upon the weighted average of shares of common stock outstanding.

NOTE  G-RELATED  PARTY  TRANSACTIONS

The Company's majority shareholder is International Bible Games, Inc. ("IBG"), a company formed under the laws of British Columbia, Canada. IBG has paid certain nominal costs of maintaining the Company's corporate status. The amount of the costs incurred are not material to the Company's financial statements taken as a whole.

                             PARA MAS INTERNET, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


NOTE  H  -  GOING  CONCERN  MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, from its inception the Company has incurred loses of $ 1,966,496. This factor among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's existence is dependent upon management's ability to develop profitable operations and resolve it's liquidity problems. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

NOTE  I  -  SUBSEQUENT  EVENT

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

Subsequent to the date of the financial statements, the Company entered into an Agreement and Release ("Release") with the holder of the Company's $15,000 note payable, together with accrued and unpaid interest (see Note D) in exchange for 60,000 shares of the Company's restricted common stock.

Subsequent to the date of the financial statements, the Company entered into a Share Exchange Agreement ("Exchange") with the holder of 60,000 shares of the Company's preferred stock (see Note B) in exchange for 240,000 shares of the Company's restricted common stock.

------
ITEM  13(B)  EXHIBITS
---------------------

       2.1     Agreement  and  Plan  of  Tender  Offer (1)
      99.1 Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed on October 16, 2003, as an exhibit to the Companys annual report on Form 10-KSB for the fiscal year ended June 30, 2001.

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

Para  Mas  Internet  Inc.

        /s/ Don McFadyen
By:  _______________________________________
       Don  McFadyen,  CEO

Date:  October 15,  2003

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/  Don McFadyen
____________________________________________
Don  McFadyen
Director
Principal  Executive  Officer
Principal  Financial  Officer
Principal  Accounting  Officer
Date:  October 15,  2003


/s/ Mary Wiens
_____________________________________________
Mary  Wiens
Director
Date:  October 15, 2003

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


Date:   October 15, 2003

/s/ Don McFadyen
_______________________________
Don  McFadyen
Principal  Executive  Officer
Principal  Financial  Officer