Form 10QSB
period 2003-03-31
PARA MAS INTERNET INC
filed 2003-10-16
CIK 1103145

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For  the  quarterly  period  ended  March 31,  2003

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

                         PART 1 - FINANCIAL INFORMATION

ITEM  1.          FINANCIAL  STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended March 31, 2003 are not necessarily indicative of the results that can be expected for the year ending June 30, 2003.

                   Financial  Statements  (Unaudited)

                   Condensed  Balance  Sheet:
                   March  31,  2003

                   Condensed  Statements  of  Losses:
                   Three Months Ended March 31, 2003 and 2002 Six Months Ended March 31, 2003 and 2002

                   Condensed  Statements  of  Cash  Flows:
                   Nine  Months  Ended  March 31, 2003 and 2002

                   Notes  to  Unaudited  Condensed  Financial
                   Information:  March  31,  2003

                             PARA MAS INTERNET, INC.
                             CONDENSED BALANCE SHEET



                                                                            (Unaudited)
                                                                          March 31, 2003
                                                                         -------------------
 ASSETS
        Current Assets: . . . . . . . . . . . . . . . . . . . . . . . .  $                -
                                                                         -------------------

                                                                         $                -
                                                                         ===================

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
   Current Liabilities:
       Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . .  $            5,058
       Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . .              15,000
       Preferred stock dividends payable. . . . . . . . . . . . . . . .              19,950
                                                                         -------------------
              Total current liabilities . . . . . . . . . . . . . . . .              40,008

DEFICIENCY IN STOCKHOLDERS' EQUITY
  Preferred Stock; authorized 10,000,000 shares; 60,000 shares   issued              60,000
  Common stock, par value, $.001 per share, 100,000,000
  Shares authorized; 48,294,395 shares issued . . . . . . . . . . . . .              48,295
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .           1,818,982
   Accumulated Deficit. . . . . . . . . . . . . . . . . . . . . . . . .          (1,967,285)
                                                                         -------------------
   Total Deficiency in  Stockholders' Equity. . . . . . . . . . . . . .             (40,008)
                                                                         $                -
                                                                         ===================




         See accompanying footnotes to the unaudited condensed financial information

                             PARA MAS INTERNET, INC.
                         CONDENSED STATEMENTS OF LOSSES
                                   (UNAUDITED)

                                                 Three Months Ended March 31,   Nine Months Ended March 31,
                                                 ---------------------------    ---------------------------
                                                        2003          2002         2003          2002
                                                    ------------  ------------  ------------  ------------
Costs and Expenses:
Consulting fees  . . . . . . . . . . . . . . . . .  $         -   $         -   $         -   $   125,000
Equity based compensation. . . . . . . . . . . . .            -             -             -       293,750
Interest . . . . . . . . . . . . . . . . . . . . .          263           263           789           789
                                                   ------------  ------------  ------------  ------------
Total Operating Expense. . . . . . . . . . . . . .          263           263           789       419,539
Loss from Operations . . . . . . . . . . . . . . .        (263)         (263)         (789)     (419,539)
Provision for Income Tax . . . . . . . . . . . . .            -             -             -             -
                                                   ------------  ------------  ------------  ------------
Net Loss . . . . . . . . . . . . . . . . . . . . .        (263)         (263)         (789)     (419,539)
Preferred Stock Dividends (Note B) . . . . . . . .        1,050         1,050         3,150         3,150
                                                   ------------  ------------  ------------  ------------

Net Loss Available to Common Shareholders. . . . . $    (1,313)  $    (1,313)  $    (3,939)  $  (422,689)
                                                   ============  ============  ============  ============
Loss per Share Basic and Diluted . . . . . . . . . $      (.00)  $      (.00)  $      (.00)  $      (.01)
                                                   ============  ============  ============  ============


Basic and diluted Weighted average
Number of Shares Outstanding.                        48,294,395    44,127,695    48,294,395    48,062,966
                                                   ============  ============  ============  ============





  See accompanying footnotes to the unaudited condensed  financial information

                            PARA MAS INTERNET,  INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      Nine Months Ended March 31,
                                                                      -----------------------------

                                                                              2003       2002
                                                                              ----       ----
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from  operations . . . . . . . . . . . . . . . . . . . . . . . .  $     (789)  $(419,539)
Adjustments to reconcile net loss from development stage
operations to cash used for operating activities
Common stock options  issued in exchange for services rendered. . . . . .            -     293,750
Increase (decrease) in:
Accrued expenses, net . . . . . . . . . . . . . . . . . . . . . . . . . .          789         789
                                                                           -----------  ----------
NET CASH USED IN OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . .            -   (125,000)

CASH FLOWS FROM INVESTING ACTIVITIES: . . . . . . . . . . . . . . . . . .            -           -
CASH FLOWS FROM FINANCING ACTIVITIES: . . . . . . . . . . . . . . . . . .            -           -
Proceeds from issuance of common stock, net . . . . . . . . . . . . . . .            -     125,000
                                                                           -----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES: . . . . . . . . . . . . . . . . . .                  125,000
NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS . . . . . . . . . . . . .            -           -

Cash and cash equivalents at the beginning of the period. . . . . . . . .            -           -
                                                                           -----------  ----------

Cash and cash equivalents at the end of the period. . . . . . . . . . . .   $        -   $       -
                                                                           -----------  ---   ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest. . . . . . . . . . . . . . . . .   $        -   $       -
Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -           -
Non-cash transactions:
Common stock issued for services rendered . . . . . . . . . . . . . . . .            -     293,750
Preferred Stock Dividends Payable . . . . . . . . . . . . . . . . . . . .        3,150       3,150



  See accompanying footnotes to the unaudited condensed  financial information

                             PARA MAS INTERNET, INC.
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                                 MARCH 31, 2003
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended June 30, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the June 30, 2002 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

The Company has generated no sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through March 31, 2003 the Company has an accumulated deficit of $ 1,967,285.

Reclassification
----------------

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

NOTE  B-CAPITAL  STOCK

In July, 2001 the Company granted 4,166,667 options to acquire the Company's common stock in lieu of cash compensation for services performed. The amount of the expense charged to operations in connection with granting the options was $ 293,750 during period ended March 31, 2002. In July 2001, the Company issued a total of 4,166,667 shares of common stock in exchange for exercised options with an exercise price of $.03 per share

                             PARA MAS INTERNET, INC.
                   NOTES TO CONDENSED FINANCIAL INFORMATION
                                 MARCH 31, 2003
                                   (UNAUDITED)

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