Form 10KSB
period 2003-06-30
PARA MAS INTERNET INC
filed 2003-10-16
CIK 1103145

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended June  30,  2003


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

Revenues for the fiscal year ended June 30, 2003 were $0.00.

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



                          High    Low
April - June, 2003 . . .  0.100  0.000
January - March, 2003. .  0.056  0.001
October - December, 2002  0.045  0.000
July - September, 2002 .  0.060  0.010
April - June, 2002 . . .  0.100  0.001
January - March, 2002. .  0.060  0.001
October - December, 2001  0.030  0.001
July - September, 2001 .  0.180  0.017

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

The independent auditors report on the Company's June 30, 2003 financial statements included in this Form states that the Company's inability to generate sufficient cash flows from operations raise substantial doubts about the Company's ability to continue as a going concern.



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

ITEM  10.  EXECUTIVE  COMPENSATION

During the fiscal year ended June 30,2002, Mr. Montel Hill who was our CEO during part of that year was paid $90,000.00. Some of the money paid to Mr. Hill was for reimbursement of business expenses sustained by him and some was for remuneration for services provided to the Company. Otherwise, the Company's officers and directors do not receive any compensation for their services rendered to the Company, nor has any received any compensation during the past three years other than as mentioned above. Further, the officers and directors are not accruing any compensation pursuant to any agreement with the Company. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of officers and directors.

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

                                  JUNE 30, 2003


                         FORMING A PART OF ANNUAL REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934



                             PARA MAS INTERNET, INC.

                             PARA MAS INTERNET, INC.
                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                                                                                      Page
                                                                                                   -----------
Report of Independent Certified Public Accountants. . . . . . . . . . . . . . . . . . . . . . . .  F-3
Balance Sheet at June 30, 2003. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-4
Statements of Losses for the years ended  June 30, 2003 and June 30, 2002 . . . . . . . . . . . .  F-5
Statements of Deficiency in Stockholders' Equity for the two  years period  ended  June 30, 2003   F-6
Statements of Cash Flows for the years ended June 30, 2003 and June 30, 2002. . . . . . . . . . .  F-7
Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-8 to F-14



               REPORT OF INDEPENDENT CEDRTIFIED PUBLIC ACCOUNTANTS



Board  of  Directors
Para  Mas  Internet,  Inc.
Coquitlane,  British  Columbia


We have audited the accompanying balance sheet of Para Mas Internet, Inc as of June 30, 2003 and the related statements of losses , deficiency in stockholders' equity, and cash flows for the two years in the period ended June 30, 2003. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Para Mas Internet, Inc. as of June 30, 2003, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

                             PARA MAS INTERNET, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2003







ASSETS
Current Assets:. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         -

                                                                                      $         -
                                                                                      ============

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current Liabilities:
       Accrued expenses (Notes C and H). . . . . . . . . . . . . . . . . . . . . . .  $     5,319
       Notes payable  (Notes C and H). . . . . . . . . . . . . . . . . . . . . . . .       15,000
       Preferred stock dividends payable  (Notes B and H). . . . . . . . . . . . . .       21,000
                                                                                      ------------
            Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . .       41,319

DEFICIENCY IN STOCKHOLDERS' EQUITY

Preferred Stock; authorized 10,000,000 shares; 60,000 shares issued  (Notes B and H)       60,000
Common stock, par value, $.001 per share, 100,000,000
Shares authorized; 48,294,395 shares issued. . . . . . . . . . . . . . . . . . . . .       48,295
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,817,932
Accumulated Deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,967,546)
                                                                                      ------------
Total Deficiency in  Stockholders' Equity. . . . . . . . . . . . . . . . . . . . . .      (41,319)

                                                                                      $         -
                                                                                      ============


                 See Accompanying Notes to  Financial Statements

                             PARA MAS INTERNET, INC.
                               STATEMENT OF LOSSES
                        FOR THE TWO YEARS ENDED JUNE 30,


                                                                2003          2002
                                                            ------------  ------------
Costs and Expenses:
   Interest. . . . . . . . . . . . . . . . . . . . . . . .  $     1,050   $     1,050
   Equity-based compensation . . . . . . . . . . . . . . .            -       293,750
   Consulting fees . . . . . . . . . . . . . . . . . . . .            -       125,000
                                                            ------------  ------------
   Total operating costs and expenses. . . . . . . . . . .        1,050       419,800
Loss from operations before and Preferred Stock Dividends.       (1,050)     (419,800)
Provision for income (tax) benefit . . . . . . . . . . . .            -             -
                                                            ------------  ------------
Net Loss . . . . . . . . . . . . . . . . . . . . . . . . .       (1,050)     (419,800)
Preferred Stock Dividends (Notes B and H). . . . . . . . .        4,200         4,200
                                                            ------------  ------------
Net Loss Available to Common Shareholders. . . . . . . . .  $    (5,250)  $  (424,000)
                                                            ============  ============
Loss per Share Basic and Diluted . . . . . . . . . . . . .  $      (.00)  $      (.01)
                                                            ============  ============

Basic and diluted Weighted average Number of Shares
Outstanding. . . . . . . . . . . . . . . . . . . . . . . .   44,127,695    48,120,782
                                                            ============  ============


                 See Accompanying Notes to  Financial Statements

                             PARA MAS INTERNET, INC.
                 STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                 FOR THE TWO YEARS ENDED JUNE 30, 2003 AND 2002



                            Preferred    Common    Preferred   Common
                            ---------  ----------  ----------  -------
                              Stock      Stock       Stock      Stock     Paid-in     Accumulated     Total
                            ---------  ----------  ----------  -------  -----------  -------------  ----------
                             Shares      Shares      Amount    Amount     Capital       deficit
                            ---------  ----------  ----------  -------  -----------  -------------
BALANCE JUNE 30, 2001. . .  60,000  44,127,570  $   60,000  $44,128  $1,411,749   $ (1,546,696)  $ (30,819)
Preferred stock dividend
 payable . . . . . . . . .       -           -           -        -      (4,200)             -      (4,200)
Shares issued  in exchange
 for cash  in July
 2001 at $.03 per share. .       -   4,166,667           -    4,167     120,833              -     125,000
4,166,667 stock options
 issued in July 2001,
 valued at $0.0705 per
stock option, in
 exchange for services . .       -           -           -        -     293,750              -     293,750
Rounding . . . . . . . . .       -         158           -        -           -              -           -
Loss for the year ended
  June 30, 2002. . . . . .       -           -           -        -           -       (419,800)   (419,800)
                         ---------  ----------  ----------  -------  -----------  -------------  ----------
BALANCE AT JUNE 30, 2002    60,000  48,294,395      60,000   48,295   1,822,132     (1,966,496)    (36,069)
Preferred stock dividend
  payable. . . . . . . . .       -           -           -        -      (4,200)             -      (4,200)
Loss for the year ended
 June 30, 2002 . . . . . .       -           -           -        -           -         (1,050)     (1,050)
                            ---------  ----------  ----------  -------  -----------  -------------  ----------
BALANCE AT JUNE 30, 2003    60,000  48,294,395  $   60,000  $48,295  $1,524,182   $ (1,967,546)  $ (41,319)
                         =========  ==========  ==========  =======  ===========  =============  ==========





                                       F-6
                 See Accompanying Notes to  Financial Statements

                             PARA MAS INTERNET, INC.
                            STATEMENTS OF CASH FLOWS
                          FOR THE YEAR ENDED  JUNE 30,





                                                                     2003       2002
                                                                   --------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(1,050)  $(419,800)
Adjustments to reconcile net profit to net cash:
Common stock   options  issued in exchange for services rendered.        -     293,750
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities .    1,050       1,050
                                                                   --------  ----------
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES. . . . . . . . .        -    (125,000)
CASH FLOWS FROM INVESTING ACTIVITIES. . . . . . . . . . . . . . .        -           -
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net . . . . . . . . . . . . .        -     125,000

                                                                   --------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES. . . . . . . . . . . . . . .        -     125,000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . . . .        -           -
Cash and Cash Equivalents
   Beginning of Period. . . . . . . . . . . . . . . . . . . . . .        -           -
                                                                   --------  ----------
   End of the Period. . . . . . . . . . . . . . . . . . . . . . .  $     -   $       -
                                                                   ========  ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest. . . . . . . . . . . . .  $     -   $       -
  Cash paid during the year for taxes . . . . . . . . . . . . . .        -           -
  Preferred stock dividends  payable. . . . . . . . . . . . . . .    4,200       4,200
  Stock options issued in exchange for services . . . . . . . . .        -     293,750





                 See Accompanying Notes to Financial Statements

                            PARA MAS, INTERNET, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JUNE 30, 2003 AND JUNE 30, 2002

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

The Company has generated no sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2003 the Company has an accumulated deficit of $ 1,967,546.

LIQUIDITY

 The Company is inactive with no significant operations and is seeking to merge or acquire in interest in business opportunities. To date, the Company has incurred expenses and has sustained losses. As shown in the accompanying financial statements, the Company incurred a net loss of $ 1,050 during the year ended June 30, 2003. The Company's current liabilities exceeded its current assets by $ 41,319.

ADVERTISING

The Company will recognize advertising expenses in accordance with SOP 93-7 "Reporting on Advertising Costs." The Company did not incur advertising costs during the years ended June 30, 2003 and 2002.

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

                            PARA MAS, INTERNET, INC.
                         NOTES TO  FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JUNE 30, 2003 AND JUNE 30, 2002


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

                            PARA MAS, INTERNET, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JUNE 30, 2003 AND JUNE 30, 2002


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

                             PARA MAS, INTERNET, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JUNE 30, 2003 AND JUNE 30, 2002


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

                            PARA MAS, INTERNET, INC.
                         NOTES TO  FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JUNE 30, 2003 AND JUNE 30, 2002


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

In May 1998, the Company issued 60,000 shares of Series B 7% Cumulative Redeemable Convertible Preferred Stock ("Preferred Shares") in exchange for legal services rendered to the Company . Holders of the Preferred Shares are entitled to receive cumulative cash dividends at the annual rate of 7% per annum, or $.07 per share, payable quarterly. The dividends may be payable in cash or through a dividend of additional shares of Preferred Shares. The Company has accrued the unpaid $ 4,200 Series B Preferred Stock dividend to the holders of the Preferred Shares during the years ended June 30, 2003 and 2002, respectively. The aggregate unpaid Series B Preferred Stock dividends at June 30, 2003 is $ 21,000 (see Note I).

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

                            PARA MAS, INTERNET, INC.
                         NOTES TO  FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JUNE 30, 2003 AND JUNE 30, 2002


NOTE  C-  STOCK  OPTIONS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to the Company consultants. These options were granted in lieu of cash compensation for services performed.


                   Options Outstanding     Options Exercisable
                   -------------------     -------------------

                                                 Weighed                Weighted
                           Weighted Average      Average                 Average
Exercise     Number     Remaining Contractual   Exercise     Number     Exercise
---------                                       ---------               ---------
Prices     Outstanding       Life (Years)         Price    Exercisable    Price
---------  -----------  ----------------------  ---------  -----------  ---------
$     -              -                       -  $       -            -  $       -



Transactions involving options issued to non-employees are summarized as follows:



                                                 Weighted Average
                              Number of Shares    Price Per Share
                              -----------------  -----------------
Outstanding at July 1, 2001.                 -   $               -
   Granted . . . . . . . . .         4,166,667                0.03
   Exercised . . . . . . . .        (4,166,667)               0.03
   Canceled or expired . . .                 -                   -
                              -----------------  -----------------
Outstanding at June 30, 2002                 -                   -
   Granted . . . . . . . . .                 -                   -
   Exercised . . . . . . . .                 -                   -
   Canceled or expired . . .                 -                   -
                              -----------------  -----------------
Outstanding at June 30, 2003                 -   $               -
                              =================  =================



The estimated value of the options granted to consultants was determined using the Black-Scholes option pricing model and the following assumptions: contractual term of 3.3 months, a risk free interest rate of 4.0 %, a dividend yield of 0% and volatility of 50%. The amount of the expense charged to operations in connection with granting the options was $ 293,750 during 2002.

NOTE  D-NOTES  PAYABLE


Notes  payable  consist  of  the  following  as  of  June  30,  2003



7%  Note  payable;  unsecured  and  in  default               $  15,000
                                                    ===================

Accrued and unpaid interest in connection with the note payable is $ 5,319 at June 30, 2003 (see Note I).

                             PARA MAS INTERNET, INC.
                         NOTES TO  FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

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

Components  of  deferred  tax  assets  as  of  June  30,  2003  are  as follows:

Non-Current:
     Net  operating  loss  carry  forward     $  660,000
Valuation  allowance                            (660,000)
                                             -----------
     Net  deferred  tax  asset            $            0
                                          ==============


NOTE  F-LOSSES  PER  COMMON  SHARE

The following table presents the computation of basic and diluted loss per share:



                                                2003          2002
                                            ------------  ------------
Net loss available for common shareholders  $    (5,250)  $  (424,000)
Basic and fully diluted loss per share . .  $     ( .00)  $     ( .00)
                                            ============  ============
Weighted average common shares outstanding   44,127,695    48,120,782
                                            ============  ============




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

                             PARA MAS INTERNET, INC.
                         NOTES TO  FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002



NOTE  H  -  GOING  CONCERN  MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, from its inception the Company has incurred loses of $ 1,967,546. This factor among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's existence is dependent upon management's ability to develop profitable operations and resolve it's liquidity problems. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

NOTE  I  -  SUBSEQUENT  EVENT

Subsequent to the date of the financial statements, the Company entered into an Agreement of Plan and Tender Offer ("Agreement") which provides for a tender offer of 100% of the issued and outstanding shares of Amerigroup, Inc., a company formed under the laws of the state of Nevada, in which the Company will issue one share of its common stock for each share of Amerigroup, Inc. common stock tendered. The Company will also issue approximately 10,042,105 shares of its common stock to IBG shareholders and IBG creditors (see Note G) in exchange for releases of claims against IBG.

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

(1) Previously filed as an exhibit to the registrants annual report on Form 10-KSB for the fiscal year ended June 30, 2001.

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