Form 10QSB
period 2003-09-30
PARA MAS INTERNET INC
filed 2004-09-23
CIK 1103145

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For  the  quarterly  period  ended  September 30,  2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For  the  transition  period  from  _________  to  ____________

        Commission  File  No.  000-30645
                               ---------

                             PARA MAS INTERNET, INC.
                             -----------------------
             (Exact name of Registrant as specified in its charter)

     NEVADA                                                     59-3383240
----------------                                                ----------
(State  or  other  jurisdiction  of                         (I.R.S.  Employer
incorporation  or  organization)                        Identification  Number)

           1337 S. Gilbert Road, Suite 104, Mesa, Arizona  85204
           -----------------------------------------------------
              (Address  of  principal  executive  offices)

                              (480) 892-2189
                      -----------------------------
                      (Issuer's  telephone  number)

Check  whether  the  issuer
(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes  (  )  No  ( X ).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.

          Class                    Outstanding  as  of  September 17, 2004
          -----                    -----------------------------------------
$0.001  par  value  Common  Stock                  281,248,039

Transitional  Small Business Disclosure Format (check one):  Yes [   ]  No [ X ]

                         PART 1 - FINANCIAL INFORMATION

ITEM  1.          FINANCIAL  STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2003 are not necessarily indicative of the results that can be expected for the year ending June 30, 2004.

                             PARA MAS INTERNET, INC.
                                 BALANCE SHEET
                           AS OF SEPTEMBER 30, 2003
                                  (UNAUDITED)

                                          ASSETS
                                                                (Unaudited)    (Audited)
                                                                 9/30/2003     6/30/2003
                                                                ------------  ------------
CURRENT ASSETS
   Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         -   $         -
                                                                -----------   -----------
      Total current assets . . . . . . . . . . . . . . . . . .            -             -
                                                                -----------   -----------
PROPERTY AND EQUIPMENT, net of accumulated depreciation. . . .            -             -

OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .            -             -
                                                                -----------   -----------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .  $         -   $         -
                                                                ===========   ===========
                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable. . . . . . . . . . . . . . . . . . . . . .  $         -   $         -
   Due to related parties. . . . . . . . . . . . . . . . . . .            -             -
   Notes payable . . . . . . . . . . . . . . . . . . . . . . .       15,000        15,000
   Notes payable - related party . . . . . . . . . . . . . . .            -             -
   Payroll liability . . . . . . . . . . . . . . . . . . . . .            -             -
  Accrued expenses (Notes C and H) . . . . . . . . . . . . . .        5,319         5,319
  Preferred stock dividends payable (Notes B and H). . . . . .       21,000        21,000
   Other current liabilities . . . . . . . . . . . . . . . . .            -             -
                                                                -----------   -----------
      Total current liabilities. . . . . . . . . . . . . . . .       41,319        41,319
                                                                ------------  ------------

TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . . .       41,319        41,319
                                                                -----------   -----------
STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 100,000,000 shares
   authorized, 48,294,395 shares issued and outstanding as of
  September 30, 2003 . . . . . . . . . . . . . . . . . . . . .       48,295        48,295
Additional paid in capital . . . . . . . . . . . . . . . . . .    1,817,932     1,817,932
Preferred stock,authorized 10,000,000 shares,
  60,000 shares issued (Notes B and H) . . . . . . . . . . . .       60,000        60,000
  no shares issued and outstanding as of December 31, 2001 . .            -             -
Additional paid in capital - preferred stock . . . . . . . . .            -             -
Subscription receivable. . . . . . . . . . . . . . . . . . . .            -             -
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . .   (1,967,546)   (1,967,546)
                                                                -----------   -----------
      Total stockholders' equity (deficit) . . . . . . . . . .      (41,319)      (41,319)
                                                                -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . . .  $         -             -
                                                                ===========   ===========

             The accompanying notes to financial statements should be read in conjunction with these Balance Sheets.

                             PARA MAS INTERNET, INC.
                  STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                             FOR THREE MONTHS ENDED
                              SEPTEMBER 30, 2003
                                  (UNAUDITED)



                                                    (Unaudited)         (Audited)
                                                -------------------  ---------------
                                                   July 1, 2003       July 1, 2002
                                                        to                 to
                                                September 30, 2003    June 30, 2003
                                                -------------------  ---------------
REVENUES . . . . . . . . . . . . . . . . . . .                    -  $            -
COST OF REVENUES . . . . . . . . . . . . . . .                    -               -
                                                -------------------  ---------------
GROSS PROFIT (LOSS). . . . . . . . . . . . . .                    -               -
                                                -------------------  ---------------

EXPENSES:
   General and administrative. . . . . . . . .                    -               -
   Depreciation. . . . . . . . . . . . . . . .                    -               -
   Professional fees . . . . . . . . . . . . .                    -               -
   Non-cash stock compensation . . . . . . . .                    -               -
                                                -------------------  ---------------
      Total expenses . . . . . . . . . . . . .                    -               -
                                                -------------------  ---------------

Operating income (loss). . . . . . . . . . . .                    -               -
                                                -------------------  ---------------
OTHER INCOME (EXPENSE)
   Other income. . . . . . . . . . . . . . . .                    -               -
  Equity-based compensation. . . . . . . . . .                    -         293,750
  Consulting fees. . . . . . . . . . . . . . .                    -         125,000
   Other expenses. . . . . . . . . . . . . . .
                                                -------------------  ---------------
      Total other income (expense) . . . . . .                    -         419,800
                                                -------------------  ---------------
LOSS FROM OPERATIONS BEFORE AND
PREFERRED STOCK DIVIDENDS. . . . . . . . . . .                    -        (419,800)

PROVISION FOR INCOME (TAX) BENEFIT . . . . . .                    -               -
                                                -------------------  ---------------
NET INCOME (LOSS). . . . . . . . . . . . . . .                    -         419,800

PREFERRED STOCK DIVIDENDS (NOTES B
AND H) . . . . . . . . . . . . . . . . . . . .                    -           4,200
                                                -------------------  ---------------
NET LOSS AVAILABALE TO COMMON
SHAREHOLDERS . . . . . . . . . . . . . . . . .                    -        (424,000)
                                                ===================  ===============
LOSS PER SHARE BASIC AND DILUTED . . . . . . .                    -            (.01)
                                                ===================  ===============
ACCUMULATED DEFICIT, beginning of period . . .                    -               -
                                                -------------------  ---------------
ACCUMULATED DEFICIT, end of period . . . . . .                    -         424,000
                                                ===================  ===============

PER SHARE INFORMATION:

Basic and dilulted Weighted average Number of
Shares Outstanding . . . . . . . . . . . . . .                    -      48,120,782
                                                ===================  ===============

             The accompanying notes to financial statements should be read in conjunction with these Statements of Income and Accumulated Deficit.

                             PARA MAS INTERNET, INC.
                            STATEMENTS OF CASH FLOWS
                             FOR THREE MONTHS ENDED
                              SEPTEMBER 30, 2003
                                  (UNAUDITED)

                                                         Three Months    Twelve Months
                                                             Ended           Ended
                                                           9/30/2003       6/30/2003
                                                         -------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income / (Loss) from Operations . . . . . . . . .  $           -  $       (1,050)
  Adjustments to reconcile net income
     to net cash provided
  Common stock options issued in exchange for services
   rendered . . . . . . . . . . . . . . . . . . . . . .              -               -
  Change in assets and liabilities:
  Increase (decrease) in accounts payable and accured
   liabilities. . . . . . . . . . . . . . . . . . . . .              -           1,050
  Depreciation Expense. . . . . . . . . . . . . . . . .              -               -
                                                         -------------  ---------------
    Net cash provided by (used in) operating activities              -               -
                                                         -------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES: . . . . . . . . .  $           -               -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of sale of common stock, net . . . . . . . .  $           -  $            -
                                                         -------------  ---------------
  Net Cash provided by (used in) financing activities .              -               -
                                                         -------------  ---------------
Net increase (decrease) in cash . . . . . . . . . . . .              -               -
Balance at  beginning of Period . . . . . . . . . . . .              -               -
                                                         -------------  ---------------
End of Period . . . . . . . . . . . . . . . . . . . . .  $           -  $            -
                                                         =============  ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
  Cash paid during the year for interest. . . . . . . .  $           -  $            -
                                                         =============  ===============
  Cash paid during the year for taxes . . . . . . . . .  $           -  $            -
                                                         =============  ===============
  Preferred stock dividends payable . . . . . . . . . .  $           -  $        4,200
                                                         =============  ===============
  Stock options issued in exchnage for services . . . .  $           -  $            -
                                                         =============  ===============

             The accompanying notes to financial statements should be read in conjunction with these Statements of Cash Flows.

                             PARA MAS INTERNET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


1.     SUMMARY  OF  ACCOUNTING  POLICIES
       ---------------------------------

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements as follows.

Business and Basis of Presentation - Para Mas Internet, Inc. ("Company" or "Para Mas") was incorporated under the laws of the State of Nevada on June 6, 1994 as U.S. Medical Management, Inc., a wholly owned subsidiary of Waterloo Wheels, Inc. The Company is inactive with no significant operations and is seeking to merge or acquire an interest in business opportunities. Waterloo Wheels, Inc. was incorporated on June 2, 1986 under the laws of British Columbia. In June 1995, the shareholders of Waterloo Wheels, Inc. exchanged all their outstanding stock for shares of the Company on a share for share basis. In June 1995, the Company completed a merger with Ken Venturi Golf Training Center, Inc. Effective with the merger, all previously outstanding common stock of Ken Venturi Golf Center, Inc. was exchanged for 4,000,000 shares of the Company's common stock. Immediately following the merger, the Company changed its name to Ken Venturi Golf, Inc.

In November 1997, the Company changed its name to Transcontinental Waste, Industries. In April 1999, the Company changed its name to Financial Depot Online, Inc. In August 1999 the Company changed its name to Para Mas Internet, Inc.

The Company has generated no sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through September 30, 2003 the Company has an accumulated deficit of $1,967,546.

Liquidity - The Company is inactive with no significant operations and is seeking to merge or acquire an interest in business opportunities. To date, the Company has incurred expenses and has sustained losses. As shown in the accompanying financial statements, the Company incurred a net loss of $ 0 during the period ended September 30, 2003. The Company's current liabilities exceeded its current assets by $41,319.

Advertising - The Company will recognize advertising expenses in accordance with SOP 93-7 "Reporting on Advertising Costs." The Company did not incur advertising costs during the period ending September 30, 2003.

Income Taxes - Income taxes are provided based on the liability method for financial reporting purposes in accordance with the provisions of Statements of Financial Standards No. 109, "Accounting for Income Taxes". Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

Cash Equivalents - For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Property and Equipment - For financial statement purposes, property and equipment will be depreciated using straight-line method over their estimated useful lives (five years for furniture, fixtures and equipment). The straight-line method of depreciation is also used for tax purposes.

Concentrations of Credit Risk - Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

                             PARA MAS INTERNET, INC.
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY  OF  ACCOUNTING  POLICIES  (CONTINUED)

Use of Estimates-The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amount and disclosures. Accordingly actual results could differ from those estimates.

Long-Lived Assets - The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

ComprehensiveIncome - The Company does not have any items of comprehensive income in any of the periods presented.

Net Loss Per Share - The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings (loss) per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants will be excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material.

Fair Value of Financial Instruments - The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the relatively short maturity of these instruments

Segment Information - The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") in the year ended December 31, 1998. SAFAS establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The information disclosed herein, materially represents all of the financial information related to the Company's principal operating segment.

Reclassifications - Certain reclassifications have been made in prior years' financial statements to conform to classifications in the current year.

Stock Based Compensation - In December 2002, the FASB issued Statement of Financial Accounting Standards No.148 ("SFAS No.148"),"Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect

                             PARA MAS INTERNET, INC.
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY  OF  ACCOUNTING  POLICIES  (CONTINUED)

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

Foreign Currency Translation - The Company translates the foreign currency financial statements of its Canadian subsidiary in accordance with the requirements of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Assets and liabilities are translated at current exchange rates, and related revenue and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders' equity. Foreign currency transaction gains and losses are included in the statement of income.

New Accounting Pronouncements - In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No.141, Business Combinations" (SFAS No. 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The FASB also issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS No.143), and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"(SFAS No. 144) in August and October 2001, respectively.

SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The adoption of SFAS No. 141 had no material impact on the Company's consolidated financial statements.

Effective January 1, 2002, the Company adopted SFAS No. 142. Under the new rules, the Company will no longer amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs to be included in results from operations may be necessary. SFAS No.142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.

2.  CAPITAL  STOCK

In November, 1997, the Company approved, by unanimous consent of its Board of Directors, to amend the Company's articles of incorporation to increase the number of shares of common stock, par value $.001 per share from 25,000,000 shares to 100,000,000 shares and to create 10,000,000 shares of preferred stock, par value $.001 per share.

In May 1998, the Company issued 60,000 shares of Series B 7% Cumulative Redeemable Convertible Preferred Stock ("Preferred Shares") in exchange for legal services rendered to the Company. Holders of the Preferred Shares are entitled to receive cumulative cash dividends at the annual rate of 7% per annum, or $.07 per share, payable quarterly. The dividends may be payable in cash or through a dividend of additional shares of Preferred Shares. The Company has accrued the unpaid $ 4,200 Series B Preferred Stock dividend to the holders of the Preferred Shares during the period ended September 30, 2003. The aggregate unpaid Series B Preferred Stock dividends at September 30, 2003 is $21,000 (see Note 9).

                             PARA MAS INTERNET, INC.
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

2.  CAPITAL  STOCK  (CONTINUED)

The Preferred Shares rank senior to the common stock. The Preferred Shares have a liquidation preference of $1.00 per share plus any and all declared and unpaid dividends.

The Preferred Shares are convertible, in whole or in part, at the option of the holders thereof, into shares of common stock at amount equal to the Company's average closing bid price of the common stock for thirty days immediately preceding the conversion divided by the liquidation preference of $1.00 per share.

The Company may, at its option, convert the Preferred Shares into the Company's common stock by dividing the average closing price of the Company's common stock over a twenty (20) day period by the liquidation preference of $1.00 per share. In order to exercise this option, the average price of the Company's common stock must be at least $1.50 per share.

In July 2001, the Company issued a total of 4,166,667 shares of common stock in exchange for exercised options with an exercise price of $.03 per share (see
Note  3).


3.     STOCK  OPTIONS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to the Company consultants. These options were granted in lieu of cash compensation for services performed.

         OPTIONS OUTSTANDING                                      OPTIONS EXERCISABLE
         -------------------                                      -------------------

                                                         Weighted               Weighted
                                    Weighted Average     Average                Average
Exercise              Number     Remaining Contractual   Exercise    Number     Exercise
-----------------  ------------  ----------------------  --------  -----------  --------

Prices. . . . . .  Outstanding   Life (Years)            Price     Exercisable  Price
-----------------  ------------  ----------------------  --------  -----------  --------
$                                                        $

Transactions involving options issued to non-employees are summarized as follows:


                                                Weighted  Average
                              Number of Shares   Price Per Share
                              -----------------  ----------------

Outstanding at July 1, 2001.                 0   $           0.00
   Granted . . . . . . . . .         4,166,667               0.03
   Exercised . . . . . . . .        (4,166,667)              0.03
   Canceled or expired . . .                 0               0.00
----------------------------  -----------------  ----------------
Outstanding June 30, 2002. .                 0               0.00
    Granted. . . . . . . . .                 0               0.00
    Exercised. . . . . . . .                 0               0.00
    Canceled or expired. . .                 0               0.00
----------------------------  -----------------  ----------------
Outstanding at June 30, 2003                 0               0.00
----------------------------  -----------------  ----------------

The estimated value of the options granted to consultants was determined using the Black-Scholes option pricing model and the following assumptions: contractual term of 3.3 months, a risk free interest rate of 4.0 %, a dividend yield of 0% and volatility of 50%. The amount of the expense charged to operations in connection with granting the options was $ 293,750 during 2002.

                             PARA MAS INTERNET, INC.
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS



4.    NOTES  PAYABLE

Notes  payable  consist  of  the  following  as  of  September  30,  2003:

7%  Note  payable;  unsecured  and  in  default               $  15,000
                                                              =========

Accrued and unpaid interest in connection with the note payable is $5,319 at September 30, 2003 (see Note 9).

5.    INCOME  TAXES

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

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $1,900,000, expiring in the year 2021 that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

Components  of  deferred  tax  assets  as  of September 30, 2003 are as follows:



Non-Current:
  Net operating loss carry forward  $ 660,000
Valuation  allowance . . . . . . .   (660,000)
                                    ----------
  Net deferred tax asset . . . . .  $       0



6.    LOSSES  PER  COMMON  SHARE

The following table presents the computation of basic and diluted loss per share:



                                                2003          2002
                                            ------------  ------------

Net loss available for common shareholders  $    (5,250)  $  (424,000)
------------------------------------------  ------------  ------------
Basic and fully diluted loss per share . .  $      (.00)  $      (.00)
------------------------------------------  ------------  ------------
Weighted average common shares outstanding  $44,127,695   $48,120,782
------------------------------------------  ------------  ------------



Net loss per share is based upon the weighted average of shares of common stock outstanding.

7.   RELATED  PARTY  TRANSACTIONS

The Company's majority shareholder is International Bible Games, Inc. ("IBG"), a company formed under the laws of British Columbia, Canada. IBG has paid certain nominal costs of maintaining the Company's corporate status. The amount of the costs incurred are not material to the Company's financial statements taken as a whole.

                             PARA MAS INTERNET, INC.
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

8.   GOING  CONCERN  MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, from its inception the Company has incurred loses of $1,967,546. This factor among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's existence is dependent upon management's ability to develop profitable operations and resolve it's Liquidity problems. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

9.   SUBSEQUENT  EVENT

Subsequent to the date of the financial statements, the Company entered into an Agreement of Plan and Tender Offer ("Agreement")which provides for a tender offer of 100% of the issued and outstanding shares of Amerigroup, Inc., a company formed under the laws of the state of Nevada, in which the Company will issue one share of its common stock for each share of Amerigroup, Inc. common stock tendered. The Company will also issue approximately 10,042,105 shares of its common stock to IBG shareholders and IBG creditors (see Note 7) in exchange for releases of claims against IBG.

Subsequent to the date of the financial statements, the Company entered into an Agreement and Release ("Release")with the holder of the Company's $15,000 note payable, together with accrued and unpaid interest (see Note 4) in exchange for 60,000 shares of the Company's restricted common stock.

Subsequent to the date of the financial statements, the Company entered into a Share Exchange Agreement ("Exchange") with the holder of 60,000 shares of the Company's preferred stock (see Note 2) in exchange for 240,000 shares of the Company's restricted common stock.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

The Company entered into an Agreement of Plan and Tender Offer ("Agreement") providing for a tender offer of 100% of the issued and outstanding shares of Amerigroup, Inc., (Amerigroup) a company formed under the laws of the state of Nevada, in which the Company issued one share of its common stock for each share of Amerigroup, Inc. common stock tendered. The Company also issued approximately 10,042,105 shares of its common stock in exchange for a release of certain rights in which the Company has an interest. The tender offer closed on April 12, 2004. The Company was successful at closing in acquiring 100% of the issued and outstanding stock of Amerigroup. Amerigroup is an issuer of retail discount cards to entertainment venues and for other retail purposes. Amerigroup also is engaged in other related business enterprises.

Since the acquisition of Amerigroup, the business operations of Amerigroup constitute 100% of the business operations of the Company. It will require $360,000 in working capital to sustain the business operations of the Company for the next 12 months. Management believes that this working capital will be available to the Company from operating revenues of the Company during the next twelve months.

To actively grow the business pursuant its current business plan however, the Company needs $5,000,000 in operating capital for the next 12 months. The Company plans on raising this capital through a registered sale of its common stock. The Company plans on filing its registration statement with the SEC within the next several days and to then sell the offering commencing on the effective date of the registration statement. However, it cannot be certain as to whether the Company will be successful in selling the offering.

The independent auditors report on the Company's June 30, 2003 financial statements states that the Company's inability to generate sufficient cash flows from operations raise substantial doubts about the Company's ability to continue as a going concern.


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

None

ITEM  5.  OTHER  INFORMATION

None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(A)  EXHIBITS
   ----------

31.1 Certification of CEO and CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

32.1 Certification of CEO and CFO pursuant to 18 U.S.C. section 1350, as Adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

(B)  REPORTS  ON  FORM  8-K
     ----------------------

None
                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARA  MAS  INTERNET,  INC.

Date:     September 17, 2004

By:       /s/ Gary Whiting
          -------------------------------
          Gary Whiting
          Principal Executive Officer
          Principal Financial Officer
          Chief Accounting Officer