Form 10KSB
period 2003-12-31
PARA MAS INTERNET INC
filed 2004-09-23
CIK 1103145

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10KSB

[  ]     ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE SECURITIES
                EXCHANGE  ACT  OF  1934
         For  the  fiscal  year  ended  _____________________________

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from June 30, 2003 to December 31, 2003

         Commission  File  No.  000-30645
                                ---------

                             PARA MAS INTERNET, INC.
                             -----------------------
             (Exact name of Registrant as specified in its charter)


     NEVADA                                                59-3383240
----------------                                           ----------
(State  or  other  jurisdiction  of                    (I.R.S.  Employer
incorporation  or  organization)                    Identification  Number)

1337  S.  GILBERT  ROAD,  SUITE  4
MESA,  ARIZONA                                             85204
--------------                                             -----
(Address  of  principal executive offices)               (Zip Code)

Registrant's  telephone  number,  including  area  code:     (480)  892-2189
                                                             ---------------

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:  none

Securities registered pursuant to Section 12 (g) of the Act: Common stock, $.001 par value

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

Revenues  for  the six month transition period December 31, 2003 were $ 419,323.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of September 17, 2004 $ 9,974.13.

The number of shares of the issuer's Common Stock outstanding as of September 17, 2004 is 281,248,039.

Transitional  Small Business Disclosure Format (check one):  Yes [   ]  No [ X ]

                 TABLE  OF  CONTENTS

                     PART I

Item 1.  Description of Business . . . . . . . .    3

Item 2.  Description of Property . . . . . . . .    6

Item 3.  Legal Proceedings . . . . . . . . . . .    7

Item 4.  Submission of Matters to a
  Vote of Security Holders . . . . . . . . . . .    7

                     PART II.

Item 5.  Market for Common Equity and
  Related Stockholder Matters. . . . . . . . . .    7

Item 6.  Management's Discussion and
  Analysis or Plan of Operations . . . . . . . .   10

Item 7.  Financial statements. . . . . . . . . .   11

Item 8.  Changes in and Disagreements with
  Accountants on Accounting and
  Financial Disclosure . . . . . . . . . . . . .   12

Item 8A. Controls and Procedures . . . . . . . .   13

                     PART III

Item 9.  Directors, Executive Officers,
  Promoters and Control Persons;
  Compliance with Section 16 (a)
  of the Exchange Act. . . . . . . . . . . . . .   14

Item 10. Executive Compensation. . . . . . . . .   15

Item 11. Security Ownership of Certain
  Beneficial Owners and Management . . . . . . .   16

Item 12. Certain Relationships and
  Related Transactions . . . . . . . . . . . . .   16

Item 13. Exhibits and Reports on Form 8-K. . . .   16

Item 14. Principal Accountant Fees and Services.   17

INTRODUCTORY  NOTE

       This Transition Report on Form 10-KSB may be deemed to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Annual Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results, and business prospects may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including, but not limited to, adverse economic conditions, competition, inadequate capital, unexpected costs, the possible acquisition of new businesses that result in operating losses or the fluctuation and volatility of the Company's financial condition and stock price, loss or retirement of key executives, and other specific risks that may be alluded to in this Annual Report on Form 10-KSB or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements. In light of the significant uncertainty inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS

HISTORY

Para Mas was incorporated on June 6, 1994 as U.S. Medical Management, Inc., a subsidiary of Waterloo Wheels, Inc., a British Columbia company. On June 27,
1994, the shareholders of Waterloo Wheels exchanged all of their shares for shares in U.S. Medical Management and Waterloo Wheels was dissolved. The activities of Waterloo Wheels and U.S. Medical Management were confined to organizational matters and identifying business opportunities. They conducted no business.

In June 1995, U.S. Medical Management acquired the business of Ken Venturi Golf Centers, Inc. and changed its name to Ken Venturi Golf, Inc. ("KVGI"). KVGI was listed on the OTC Bulletin Board and was engaged in franchising indoor golf training centers under a license from Ken Venturi, a noted golf professional. The business of KVGI did not succeed and the company ceased operations in May 1997. Upon ceasing operations, Para Mas attempted to locate and negotiate the acquisition of other business opportunities. On November 1, 2000, Para Mas entered into agreements that would lead to the acquisition of the business assets of International Bible Games Inc. and Destination T.B.G. Development & Marketing Corp. Though pursued over a period of time, Para Mas was ultimately unable to acquire these assets. On April 12, 2004, Para Mas acquired

100% of
the issued and outstanding shares of AmeriGroup, Inc., a Nevada corporation. The business operations of AmeriGroup, Inc. now constitute all of the business operations of Para Mas.

OUR  BUSINESS

AmeriGroup  operates  as:

- A one source, cross-promotional business-to-business medium for local and national businesses under the name and style of Itzyourmall.com;
-     A  complete  e-commerce  solution  for  local  and  national  businesses;
- A benefit services program for individuals, families and organizations as evidenced by a loyalty/rewards card given to individuals by local businesses.

Our business strategy is to sell marketing rights to geographic areas as a means of implementing the Itzyourmall system throughout the United States, Canada and eventually internationally. We derive fee and other income from the operation of the territories sold. To date, we have sold marketing rights for three regions: 1) the country of Canada; 2) the California 10 state region; and 3) the Texas 10 state region, each for $100,000.00. We are currently working with individuals interested in the New York 10 state region and the Florida 10 state region. Our business plan calls for the distribution of marketing rights in all fifty states.

Although we are more than three years old, we view our business operations as being in the start-up phase and we have yet to generate significant revenues.

THE  CONCEPT

We have built AmeriGroup on the following assumptions which we believe to be true:

-     Most  retail  dollars  are  spent  locally;
- It will be important to the success of small retail businesses to achieve a web presence for the purpose of advertising and selling product;
- Most small businesses do not have the resources necessary to achieve the requisite web presence and will embrace the chance to do so at an affordable price;
- Purchasers will welcome the chance to shop locally on the web if they can receive a discount for doing so;
- A merchant's web site needs a place to reside where it can be located easily by purchasers using the internet.

Our research shows that most retailing on the internet to date has been a direct selling by businesses of their own products or the products of others. So far, this approach has generally not proven to be profitable. Our approach is different. We create virtual malls on the internet that reflect the actual brick and mortar malls that exist in a given area. The businesses in the malls obtain a web presence and a base of loyal customers who are Itzyourmall card holders. Card holders in return are provided with a free genuine and significant discount program on their purchases both locally and nationally. It creates a win, win, win situation among the retailers, the cardholders and AmeriGroup.

COMPANY  STRATEGY

Our business consists of creating e-commerce solutions for buyers and sellers in the retail market place through the creation of e-malls. Mall merchants are motivated to participate because it gives their companies a web presence and the technical capability of selling products in e-commerce. Participation also exposes and promotes their products to a growing base of card associates as discussed herein. Card associates are motivated to participate in the program because they are allowed to shop Itzyourmall's e-malls via the internet or by kiosk and receive significant discounts on products or services purchased.

We have created and beta tested e-malls in the Mesa, Arizona area. Our e-malls and other concepts within our business plan have potential for revenue generation in the following ways.

Co-brander. A business that purchases a 1,000 cards or more becomes co-brander. A co-brander receives their own domain and their own loyalty/rewards card. The co-brander pays an annual fee for the card-holder's account to be hosted on the Itzyourmall server. A co-brander also receives their own customized e-mall. This co-brander's mall is actually the Itzyourmall with the co-brander's template. This mall allows the co-brander to cross-market with all of the other co-branders nation- and internationally-wide. Co-branders pay an annual fee for hosting and maintenance of their domain and web-mall. Merchants must also offer discounts on purchases made by card associates.

Card sales. We are creating a base of card associates who for an annual fee receive a card allowing them to shop in AmeriGroup e-malls and receive discounts on products purchased from e-mall merchants.

e-Business. After reviewing on the internet, products available at the local mall, card associates can then physically travel to the mall to purchase products or they can purchase products on-line. AmeriGroup will provide e-mall merchants with the electronic ability to process on-line sales for a fee per transaction. Cardholders will also be able to purchase tickets through kiosks that will be located throughout the United States in stores next to the theaters and places of amusements.

Territory Marketing Rights. Our business plan to implement local e-malls throughout the United States and in selected provinces in Canada calls for the sale of marketing rights for specific geographical areas. Market owners will arrange for the development of e-malls within their allowed areas by signing up merchants in local malls to participate in the program. AmeriGroup receives fee income from the initial sale of the marketing rights, from wholesale and retail and other fees from the transactions within e-malls created by the Market owners.

MARKETING

Though AmeriGroup has the right to create e-malls directly in areas where market rights have not been sold, we have determined to develop the Itzyourmall community through the sale of marketing rights. We believe the Itzyourmall community can grow to sizeable proportion by Market owners developing e-malls within the geographic area assigned to their territory.

Card sales to card associates are made primarily in the form of employee benefit packages to the employees of companies that may or may not be e-mall merchants.

COMPETITION

No one is providing discounts quite like Itzyourmall. Consequently, we have no direct competitor. There are, however, businesses that have components similar to ours. These businesses include coupon book, entertainment books, loyalty cards and coupon mailers. None of these have created a program like Itzyourmall. We feel that our situation is analogous to Blockbuster Video. When they started building their stores, there were thousands of little "mom and pop" video businesses everywhere. Blockbuster wiped out all of those little stores, because they were bigger and better. We believe we can do the same with the other discount businesses in the market today.

GOVERNMENT  REGULATION

We are subject to all of the government regulations that regulate businesses generally. We are not aware of any government regulations that are specific to the Para Mas business. We anticipate that our products will be marketed over a wide geographic area involving several states and eventually all of the states in the United States. Accordingly, we will be subject to any rules regulating interstate commerce that may apply to us. Also, as a business focused on the Internet, there is a risk that our activities and the Internet generally may become the subject of government regulation in the future or that governments will interpret their laws as having jurisdiction over Internet business. Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet generally, covering issues such as user privacy, pricing, and characteristics and quality of products and services. Similarly, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business over the Internet. The adoption of any additional laws or regulations may decrease the growth of commerce over the Internet, increase our cost of doing business or otherwise have a harmful effect on our business.

ITEM  2.  DESCRIPTION  OF  PROPERTY

The business operations of Para Mas are located at 1337 S. Gilbert Road, Suite 104, Mesa, Arizona 85204. At that location we have office space of approximately 2,000 square feet for which we pay a monthly rent payment of $1,471. Our lease of this space expires in September 2004. We do not expect any difficulty in locating space upon the expiration of the lease that will be suitable to our needs.

ITEM  3.  LEGAL  PROCEEDINGS

The Company is not a party to any legal proceedings material to the financial condition of the Company.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

There were no matters submitted to a vote of the shareholders during the transition period ended December 31, 2003.


                                     PART II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

No  Present  Public  Market

There  is  no  active  public  market  for  our  common  stock.

Option,  Warrants  and  Registration  Rights

We have no outstanding options or warrants to purchase, or securities convertible into, common equity of Para Mas. Other than the shares for the selling shareholders listed herein, there are no shares Para Mas has agreed to register under the Securities Act. There are 29,042,105 common shares being registered pursuant to this registration statement, 20,000,000 of which will be offered by Para Mas and 9,042,105 of which may be offering by the selling shareholders.

Rule  144  Shares

A total of 278,718,600 shares of our common stock is available for resale to the public in accordance with the volume and trading limitations of Rule 144 of the Act.

In general, under Rule 144 as currently in effect, a person who has beneficially owned shares of a company's common stock for at least one year is entitled to sell within any three month period a number of shares that does not exceed the greater of:

1. 1% of the number of shares of the company's common stock then outstanding which, in our case equals 2,812,480 shares as of the date of this prospectus; or

2. The average weekly trading volume of the company's common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about the company.

Under Rule 144(k), a person who is not one of the company's affiliates at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least 2 years, is entitled to sell shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144. There are 97,211,822 common shares of Para Mas that may be sold at the present time under Rule 144(k).

The Division of Corporate Finance of the Securities and Exchange Commission has taken the position that promoters or affiliates of a blank check company and their transferees would act as underwriters under the Securities Act of 1933 when reselling the securities of the blank check company and that the securities could only be resold through a registered offering and that Rule 144 would not be available for those resale transactions. Accordingly, Rule 144 may not be available for the resale of all issued and outstanding shares of Para Mas.

Penny  Stock  Rules

The Securities Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which:

- contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
- contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws;
- contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and significance of the spread between the "bid" and "ask" price;
- contains a toll-free telephone number for inquiries on disciplinary actions;
- defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and
- contains such other information and is in such form (including language, type, size and format), as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer:

-    with  bid  and  offer  quotations  for  the  penny  stock;
- the compensation of the broker-dealer and its salesperson in the transaction;
- the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such  stock;  and
- monthly account statements showing the market value of each penny stock held in the customer's account.


In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules and because many broker-dealers refuse to enter into penny stock transactions rather than comply with the rules. Therefore, stockholders may have difficulty selling those securities.

Holders  of  Our  Common  Stock

As of the date of this registration statement, we have approximately 7257 registered shareholders.

Dividends

There are no restrictions in our Articles of Incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. We would not be able to pay our debts as they become due in the usual course of business; or

2. Our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends. We do not plan to declare any dividends in the foreseeable future.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

MANAGEMENTS  DISCUSSION  AND  ANALYSIS

Para Mas acquired Amerigroup, Inc. on or about April 12, 2004. Prior to that time, the active business operations of Para Mas had been limited for some time The business operations of Amerigroup now constitute 100% of the business operations of Para Mas. This management's discussion will therefore focus on the business operations and the financial results of Amerigroup.

For the six month period ended December 31, 2003, Amerigroup had revenues of $419,323. During the same period, expenses totaled $699,750 yielding an operating loss for the period of $310,018.

As of December 31, 2003, Amerigroup had cash on hand totaling $85,563. This is sufficient working capital to meet the day to day operational cash needs of Amerigroup for approximately 90 days. Management estimates it will require $360,000 in working capital to sustain the business operations of Amerigroup for the next 12 months. Management believes that this working capital will be available from operating revenues during the next twelve months.

To actively grow the business pursuant its current business plan however, Amerigroup needs $5,000,000 in operating capital for the next 12 months. We plan on raising this capital through a registered sale of our common stock. However, it cannot be certain as to whether we will be successful in selling the offering.

Forward-Looking  Statements:
----------------------------
Many statements made in this report are forward-looking statements that are not based on historical facts. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements made in this report relate only to events as of the date on which the statements are made.

ITEM  7.  FINANCIAL  STATEMENTS

                                AMERIGROUP, INC.
                                ----------------

                          (A Development Stage Company)
                          -----------------------------

                    AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    -----------------------------------------

                                DECEMBER 31, 2003
                                -----------------

CONTENTS

--------


INDEPENDENT  AUDITORS'  REPORT                                        F-3

FINANCIAL  STATEMENTS:

     Balance  Sheet                                                   F-4

     Statement  of  Income  and  Accumulated  Deficit                 F-5

     Statement  of  Changes  of  Stockholders'  Equity                F-6

     Statement  of  Cash  Flows                                       F-7

NOTES  TO  FINANCIAL  STATEMENTS                            F-8  -   F-15

                          INDEPENDENT AUDITORS' REPORT


To  the  Board  of  Directors  of
Amerigroup,  Inc.:

We have audited the accompanying balance sheet of Amerigroup, Inc. (a Nevada Corporation) as of December 31, 2003, and the related statement of income and accumulated deficit from July 1, 2003 to December 31, 2003, changes in stockholders' equity, and cash flows for the six months ended December 31, 2003. All information included in these financial statements is the representation of the management of Amerigroup, Inc. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amerigroup, Inc. as of December 31, 2003, and the result of its operations and its cash flows for the periods ended December 31, 2003, in accordance with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As disclosed in Note 5 to the financial statements, the Company has had limited operations and has not established a long-term source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                              CFO  Advantage,  Inc.

June  9,  2004
Las  Vegas,  Nevada

                                AMERIGROUP, INC.
                                ----------------
                         (A Development Stage Company)
                         -----------------------------
                                BALANCE SHEETS
                                --------------
                            AS OF DECEMBER 31, 2003
                            -----------------------
                                    AUDITED
                                    -------



                                     ASSETS

                                                                             12/31/2003
                                                                             ----------
CURRENT ASSETS
   Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   85,563
                                                                             ----------
OTHER CURRENT ASSETS
   Accounts Receivable. . . . . . . . . . . . . . . . . . . . . . . . . . .     180,000
   Note Receivable - Related Party. . . . . . . . . . . . . . . . . . . . .       7,543
                                                                             ----------
Total Other Current Assets. . . . . . . . . . . . . . . . . . . . . . . . .     187,543
                                                                             -----------

FIXED ASSETS
   Accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . .     (12,863)
   Vehicle. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      24,850
   Office Equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,000
   Computer Equipment . . . . . . . . . . . . . . . . . . . . . . . . . . .      11,894
   Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     470,500
                                                                             ----------
Total Fixed Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     500,382
                                                                             -----------

OTHER ASSETS
   Service Receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,500
   Intangible assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .      23,900
                                                                             ----------
Total Other Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      28,400
                                                                             -----------

Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  801,888
                                                                             ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
CURRENT LIABILITIES
   Interest Payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      833
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .      28,462
   Salary payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,226,828
   Payroll liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .      36,238
                                                                             ----------
Total Current Liabilities . . . . . . . . . . . . . . . . . . . . . . . . .   1,292,361

OTHER CURRENT LIABILITIES
   Note payable - Related Party . . . . . . . . . . . . . . . . . . . . . .     242,252
                                                                             ----------
Total Other Current Liabilities . . . . . . . . . . . . . . . . . . . . . .     242,252


LONG TERM LIABILITIES
   Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      47,991
                                                                             ----------
Total Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,582,604
                                                                             ----------

STOCKHOLDERS' EQUITY

Common stock, $0.0001 par value, 80,000,000 shares authorized,
   276,418,600,shares issued and outstanding as of December 31, 2003. . . .      27,642
   Additional paid in capital - common stock. . . . . . . . . . . . . . . .   1,871,438
   Minority interest-Amerigroup . . . . . . . . . . . . . . . . . . . . . .           -
   Minority interest-Mobile Scan. . . . . . . . . . . . . . . . . . . . . .           -
   Subscribed Stock . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (432,936)
   Accumulated Deficit. . . . . . . . . . . . . . . . . . . . . . . . . . .  (2,246,860)
                                                                             ----------
Total Stockholders' Equity. . . . . . . . . . . . . . . . . . . . . . . . .    (780,716)
                                                                             ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT). . . . . . . . . . . .  $  801,888
                                                                             ==========
     The accompanying independent auditors report and notes to financial statements should be read in conjunction with this Balance Sheet.



               Amerigroup, Inc.
               ----------------
        (A Development Stage Company)
        -----------------------------
 STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
 --------------------------------------------
  FOR THE SIX MONTHS ENDED DECEMBER 31, 2003
  -------------------------------------------
                  (AUDITED)
                  ---------





                                                      Audited
                                                      7/1/2003
                                                         to
                                                    12/31/2003
                                                    ----------
REVENUES. . . . . . . . . . . . . . . . . . . . .   $  419,323
COST OF REVENUES. . . . . . . . . . . . . . . . .       29,591
                                                    ----------
GROSS PROFIT (LOSS) . . . . . . . . . . . . . . .      389,732
                                                    ----------
EXPENSES:
   General and administrative . . . . . . . . . .      402,905
   Consulting . . . . . . . . . . . . . . . . . .       42,950
   Depreciation . . . . . . . . . . . . . . . . .        6,187
   Interest Expense . . . . . . . . . . . . . . .        1,300
   Payroll. . . . . . . . . . . . . . . . . . . .      243,500
   Taxes. . . . . . . . . . . . . . . . . . . . .        2,908
                                                    ----------
Total Expenses. . . . . . . . . . . . . . . . . .      699,750
                                                    ----------
Deficit from operations in the development stage.     (310,018)

ACCUMULATED DEFICIT, beginning of period. . . . .   (1,936,842)
                                                    ----------
ACCUMULATED DEFICIT, end of period. . . . . . . .  $(2,246,860)
                                                    ==========

PER SHARE INFORMATION:

Weighted average number of shares outstanding
    (basic and diluted) . . . . . . . . . . . . .    2,024,751
                                                    ===========
Earnings Per Share of common stock
    (basic and diluted) . . . . . . . . . . . . .  $    (0.153)
                                                    ===========
     The accompanying independent auditors report and notes
to financial statements should be read in conjunction with this
   Statement of Income and Accumulated Deficit.


                                AMERIGROUP, INC.
                                ----------------
                         (A Development Stage Company)
                         -----------------------------
                  STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                  -------------------------------------------
                            AS OF DECEMBER 31, 2003
                            -----------------------
                                    AUDITED
                                    -------




                        Common       Common        Additional
                        Stock        Stock         Paid-in      Subscription    Income      Total
                        Shares       Amount        Capital      Receivable       (Deficit)  Equity
                        -----------  ------------  -----------  --------------  ----------  -----------
Issuance of common
stock for cash . . . .  261,595,000  $     26,160  $   275,784  $     (32,080)  $       -   $   269,863

Issuance of common
stock for services . .    4,465,000           447      129,791              -           -       130,237

Deficit for the year
ended December
31, 2001                          -            -              -             -    (977,778)     (977,778)
                        -----------  ------------  -----------  --------------  ----------  -----------
Balance at December
31, 2001                266,060,000       26,606        405,574       (32,080)   (977,778)     (577,678)

Issuance of common
stock for cash . . . .    6,794,000           679       668,683      (345,575)          -       323,788

Issuance of common
stock for services . .      375,000            38        37,500             -           -        37,538

Issuance of common
stock for fixed assets      250,000            25        24,975             -           -        25,000

Deficit for the year
ended December 31,
2002                              -            -              -             -    (886,914)     (886,914)
                        -----------  ------------  -----------  --------------  ----------  -----------
Balance at December
31, 2002                273,479,000       27,348      1,136,732    (377,655)   (1,864,692)   (1,078,267)


Issuance of common
stock for cash . . . .    1,517,600          152      379,348        (55,281)           -       324,219

Issuance of common
stock for fixed assets    1,422,000           142      355,358            -             -       355,500


Deficit for the period
ended December 31,
2003                              -            -              -           -      (382,168)     (382,168)
                        -----------  ------------  -----------  --------------  ----------  -----------
Balance at December
31, 2003                276,418,600  $    27,642  $   1,871,438   $(432,936)  $(2,246,860)  $  (780,717)
                        ===========  ===========  ============= ============= ============  ============
     The accompanying independent auditors report and notes to financial statements should be read in conjunction with this Statement of Changes in Stockholders
                                          Equity


                             Amerigroup, Inc.
                             ----------------
                      (A Development Stage Company)
                      -----------------------------
                        STATEMENTS OF CASH FLOWS
                      -----------------------------
                        AS OF DECEMBER 31, 2003
                        ------------------------
                               (AUDITED)
                               ---------



                                                                         Audited
                                                                     Six months ended
                                                                        12/31/2003
                                                                        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Deficit from operations in the development stage.  $                    (310,018)
    Depreciation. . . . . . . . . . . . . . . . . .                          6,187
    Subscribed stock. . . . . . . . . . . . . . . .                        (80,180)
    Accounts receivable . . . . . . . . . . . . . .                       (180,000)
    Salary payable. . . . . . . . . . . . . . . . .                        238,500
                                                     ------------------------------
  Net cash provided by Operating Activities . . . .                       (325,511)
                                                     ------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Notes payable - related party . . . . . . . . .                        179,648
    Common Stock. . . . . . . . . . . . . . . . . .                             86
    Additional paid in capital. . . . . . . . . . .                        215,594
                                                     ------------------------------
  Net cash provided by Financing Activities . . . .                        395,328
                                                     ------------------------------
Balance at beginning of period. . . . . . . . . . .                         15,746
Net increase in cash. . . . . . . . . . . . . . . .                         69,817
                                                     ------------------------------
Balance at end of period. . . . . . . . . . . . . .  $                      85,563
                                                     ==============================

SUPPLEMENTAL INFORMATION:
Interest Paid . . . . . . . . . . . . . . . . . . .  $                       1,300
                                                     ==============================
Taxes Paid. . . . . . . . . . . . . . . . . . . . .  $                       2,908
                                                     ==============================
     The accompanying independent auditors report and notes to financial statements should be read in conjunction with this Statement of Cash Flows.


                                AMERIGROUP, INC.
                                ----------------
                          (A Development Stage Company)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                             AS OF DECEMBER 31, 2003
                             -----------------------
                                    (AUDITED)
                                    ---------

NOTE  1  -  ORGANIZATION  AND  PURPOSE

Amerigroupmall Inc. ("Amerigroup") is the parent company and head of the respective divisions, WorldGroup Inc. ("Worldgroup") and Mobilescan Inc. ("Mobilescan"). Amerigroupmall Inc. was previously a division of Worldgroup. When Amerigroup was incorporated, Worldgroup remained a majority shareholder in the company. Amerigroup was subsequently merged with Worldgroup during 2002.

Given the majority percentage ownership and control of the divisions, for 2002 and 2001, the financial statements of Amerigroup include the consolidated financial information of Worldgroup and Mobilescan as well.

Mobilescan was previously a subsidiary of Amerigroup. Upon the merger of Worldgroup and Amerigroup, Mobilescan became a direct subsidiary of the parent company, Amerigroup. The financial statements here within represent the activities of Amerigroup, Mobilescan, and Worldgroup, for the periods ending December 31, 2002 and 2001, respectively.

The purpose of Amerigroup and Worldgroup is a provider of one source, the least of cross-markets promotionals for local and national business under the name and style of Itzyourmall.com; a complete e-commerce solutions provider for local and national business with benefit services for individuals, families and organizations as evidenced by a personalized loyality rewards card with a diverse network of other services which become available to card holders. The network of services is offered under the co-brand name "itzyourmall" evidenced by a logo included on the card.

Mobilescan, Inc. was incorporated under the laws of the state of Nevada on September 27, 2002. While the transactions of the Mobilescan, Inc. were treated as if it were a corporation, until such time of incorporation, the company was organized as a partnership, with each of the individual owners being partners. Upon incorporation, the partnership interests were exchanged for shares of stock of the corporation. All income and losses derived up and until the time of incorporation would be attributable to the individual partners themselves, rather than the company as a whole. Given the majority ownership and control of Worldgroup over Mobilescan, all income and expenses during the entire period are reflected in the consolidated financial statements of Amerigroup.

Mobilescan, Inc. is a provider of a national lawyers affinity program which utilizes an on-line, one source Internet Mall, CD Rom law libraries and custom Legal Forms and Billing Software; a marketing program for attorneys through the virtual offices under the name and style of mobilescaninc.com; and complete benefits services for individuals, families and law offices as evidenced by a service card.

No federal income tax return has been filed on behalf of the Company or any of its subsidiaries with respect to the years ending December 31, 2002 and 2001.

                                AMERIGROUP, INC.
                                ----------------
                          (A Development Stage Company)
                          -----------------------------
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------
                             AS OF DECEMBER 31, 2003
                             -----------------------
                                    (AUDITED)
                                    ---------

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Basis  of  Accounting
---------------------

The Company's policy is to prepare the financial statements on the accrual basis of accounting. The fiscal year end is December 31.

Cash  and  Cash  Equivalents
----------------------------

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less when purchased.

Use  of  Estimates
------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions, which affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses for the period reported. Actual results may differ from these estimates.

Prepaid  Expenses
-----------------

Prepaid expenses are prepayments made to secure the use of assets or the receipt of services at a future date.

Investments  and  Marketable  Securities
----------------------------------------

The Company has adopted FASB No. 115. Equity securities are classified as available for sale and reported at fair value.

Investments are recorded at the lower of cost or market. Any reductions in market value below cost are shown as unrealized losses in the consolidated statement of operations.


Inventory  Valuation
--------------------

Inventories are stated at the lower of cost or market, cost being determined on the first in, first out (FIFO) basis.

Equipment
---------

Fixed assets acquired will be stated at cost. Expenditures that materially increase the life of the assets are capitalized. Ordinary maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is recognized at that time. Depreciation is computed primarily on the straight-line method and accelerated method for financial statement purposes over the following estimated useful lives:

                                AMERIGROUP, INC.
                                ----------------
                          (A Development Stage Company)
                          -----------------------------
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------
                             AS OF DECEMBER 31, 2003
                             -----------------------
                                    (AUDITED)
                                    ---------


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)


Computer  Equipment          5  Years
Furniture  &  Fixtures       7  Years
Office  Equipment            5  Years


The depreciation expense for the twelve months ended December 31, 2003 was $6,187.

Intangible  Assets
------------------


The Company has adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill and other indefinite lived intangible assets are no longer amortized, but renewed annually, or sooner if deemed necessary, for impairment. Under guidance from SFAS No. 142, management has no goodwill or other intangible assets as of December 31, 2003.

Compensated  Absences
---------------------

The Company has made no accrual for vacation or sick pay because the Company does not provide for these benefits. Therefore, the amount of compensation is not reasonably estimable.

Summary  of  Non-Cash  Transactions
-----------------------------------

There were non-cash transactions during the twelve-month period ending December 31, 2003 and the twelve-month period ending December 31, 2002 and 2001, respectively. (See Note 4)

Stock  Based  Compensation
--------------------------

The Company accounts for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans. The Company has issued its common stock as compensation to non-employees. The Company measures the amount of stock-based compensation based on the fair value of the equity instrument issued or the services or goods provided as of the earlier of (1) the date at which an agreement is reached with the non-employee as to the number of shares to be issued for performance, or (2) the date at which the non-employees' performance is complete.

Dividend  Policy
----------------

The  Company  has  not  yet  adopted  any policy regarding payment of dividends.

                                AMERIGROUP, INC.
                                ----------------
                          (A Development Stage Company)
                          -----------------------------
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------
                             AS OF DECEMBER 31, 2003
                             -----------------------
                                    (AUDITED)
                                    ---------

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Income  Taxes
-------------

The  Company  experienced  losses  during the previous fiscal tax year reported.
The Company will review its need for a provision for federal income tax after each operating quarter. The Company has adopted FASB No. 109, as discussed in
Note  6.

Revenue  and  Cost  Recognition
-------------------------------

The company plans on recognizing revenue using the accrual basis of accounting and will thus recognize the revenue when earned.

Research  and  Development
--------------------------

The  Company  expenses  its  research  and  development in the periods incurred.

Comprehensive  Income
---------------------

Statements of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), requires that total comprehensive income be reported in the financial statements. The Company does not have any items considered to be other comprehensive income for the years ended December 31, 2003 and December 31, 2002 and 2001, respectively.

Earnings  Per  Share  Calculations
----------------------------------

Basic earnings per common share, ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted-average number of common shares outstanding for computing basic EPS was 2,024,751, for the year ended December 31, 2003. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted-average number of common shares outstanding for computing diluted EPS was equal to the basic earnings per share for the period ended December 31, 2003.

Statement  of  Cash  Flows
--------------------------

The statement of cash flows classifies changes in cash and cash equivalents according to operating, investing, or financing activities. For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents.

Advertising
-----------

Advertising costs are expensed when incurred. There were no advertising expenses for the year ended December 31, 2003.

                                AMERIGROUP, INC.
                                ----------------
                          (A Development Stage Company)
                          -----------------------------
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------
                             AS OF DECEMBER 31, 2003
                             -----------------------
                                    (AUDITED)
                                    ---------
NOTE  3  -  RELATED  PARTY

Mobile Scan's Senior Executive Vice President, Freddy H. Gagon was held liable in a state securities litigation resulting in a judgment issued on July 19, 1996 and filed with the clerk of court on October 21, 1996. Case No. CV95-02582. The Superior Court of the State of Arizona in the County of Maricopa found that Mr. Gagon had not registered to sell securities, had received commissions and partnerships in exchange for the sale of securities, and that the documents of the respective entities that were used to sell the securities made material misrepresentations of fact. Damages of $700,000 were awarded to the plaintiffs. Mr. Gagon has been permanently enjoined from selling unregistered or non-exempt securities within the state of Arizona.

The officer's of the company assisted in performing additional duties for services above and beyond their employment contract for the company and were paid for such services. For the period ending December 31, 2003, the officers did not perform any additional services.

An officer of the Company, Gary Whiting has made loans to the company for operations and expenses. On December 14, 2002, Mr. Whiting, exchanged the land, whose value on the books was $90,000, with a third party for more loans for the company against the loans due to him. The land was made up of 6 parcels at $15,000 each.


NOTE  4  -  STOCKHOLDERS'  EQUITY

Stock  Issuances
-----  ---------

A  chronological  history  of  Stockholders'  Equity  is  as  follows:

Amerigroup,  Inc.
-----------------

June 13, 2001 - Amerigroup, Inc. incorporated in Nevada. The Company is authorized to issue 500,000,000 shares of its $0.0001 par value common stock.

April 24, 2001 through October 8, 2001 - Amerigroup Inc. sold $228,680 worth of stock (264,025,000 shares) to 13 different investors with $26,403 as common stock and $202,278 as additional paid in capital, through 504 series A stock offering.

January 7, 2002 through November 8, 2003 - Amerigroup Inc. sold $1,670,400 worth of stock (12,393,600 shares) to 67 different investors with $1,239 as common stock and $1,669,161 as additional paid in capital, through two 506 series B stock offerings.

In 2001, 261,595,000 shares of common stock were issued for cash in the amount of $269,800. Of the total amount, $26,097 was common stock and $275,784 was additional paid in capital.

In 2001, 6,794,000 shares of common stock were issued for services in the amount of $130,300. Of the total amount, $510 was common stock and $129,791 was additional paid in capital.

                                AMERIGROUP, INC.
                                ----------------
                          (A Development Stage Company)
                          -----------------------------
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------
                             AS OF DECEMBER 31, 2003
                             -----------------------
                                    (AUDITED)
                                    ---------

In 2002, 261,595,000 shares of common stock were issued for cash in the amount of $323,788. Of the total amount, $680 was common stock and $668,683 was additional paid in capital.

NOTE  4  -  STOCKHOLDERS'  EQUITY  (CONTINUED)

In 2002, 375,000 shares of common stock were issued for services in the amount of $37,538. Of the total amount, $38 was common stock and $37,500 was additional paid in capital.

In 2003, 250,000 shares of common stock were issued for cash in the amount of $269,800. Of the total amount, $25 was common stock and $24,975 was additional paid in capital.

Worldgroup,  Inc.
----------------

May 24, 2001 - Worldgroup, Inc. incorporated in Nevada. The Company is authorized to issue 500,000,000 shares of its $0.0001 par value common stock.

January 17, 2001 and April 16, 2001 - Worldgroup, Inc. sold $165,021 worth of stock (250,000,000 shares) to 39 different investors with $25,000 as common stock and $140,021 as additional paid in capital, through 504 stock offering.

In 2001, 234,804,000 shares of common stock were issued for cash in the amount of $127,751. Of the total amount, $23,480 was common stock and $104,271 was additional paid in capital.

In 2001, 375,000 shares of common stock were issued for services in the amount of $538. Of the total amount, $1,470 was common stock and $35,750 was additional paid in capital.

In 2001, 14,696,000 shares of common stock were issued for compensation in the amount of $50. Of the total amount, $50 was common stock and $0 was additional paid in capital.

Mobilescan,  Inc.
-----------------

September 27, 2002 - Mobilescan, Inc. incorporated in Nevada. The Company is authorized to issue 500,000,000 shares of its $0.0001 par value common stock.

July 1, 2001 and October 8, 2001 - Mobilescan, Inc. sold $199,000 worth of stock (10,200,000 shares) to 15 different investors with $1,020 as common stock and $197,980 as additional paid in capital, through 504 stock offering.

August 13, 2002 and November 12, 2002 - Mobilescan, Inc. sold $292,500 worth of stock (2,925,000 shares) to 17 different investors with $293 as common stock and $292,207 as additional paid in capital, through 506 stock offering.

NOTE  5  -  GOING  CONCERN

The company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which assumes the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no significant source of

                                AMERIGROUP, INC.
                                ----------------
                          (A Development Stage Company)
                          -----------------------------
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------
                             AS OF DECEMBER 31, 2003
                             -----------------------
                                    (AUDITED)
                                    ---------

revenue. Without
realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital.

NOTE  6  -  WARRANTS  AND  OPTIONS

As of December 31, 2003 and December 31, 2002 and 2001, respectively, there are no warrants or options outstanding to acquire any additional shares of common stock that are not disclosed in the equity section of the balance sheet.


NOTE  7  -  MINORITY  INTEREST  IN  EARNINGS

As of December 31, 2002 and 2001, respectively, Amerigroup, Inc. held a 0% interest in Worldgroup, Inc.

As of December 31, 2002 and 2001, respectively, Amerigroup, Inc. held a 91% interest in Mobilescan, Inc.


NOTE  8  -  RECENT  PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board released SFAS 145 which is to be applied starting with fiscal years beginning after SFAS 145 eliminate SFAS 4 "Reporting Gains and Losses from Extinguishments of Debt" and thus allows for only those gains or losses on the extinguishments of debt that meet the criteria of extraordinary items to be treated as such in the financial statements. SFAS No. 145 also amends SFAS 13, "Accounting for Leases" to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of SFAS No. 145 had no effect on the Company's reported financial positions, results of operations or cash flows.

In June 2002, the Financial Accounting Standards Board released SFAS 146 which is to be applied starting with fiscal years beginning after December 31, 2002. SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". The Company will adopt this standard as required on January 1, 2003. Adoption of the standard is not expected to have a material financial statement impact on the Company.

In October 2002, the Financial Accounting Standards Board released SFAS 147 which is to be applied starting with transactions occurring on or after October 1, 2002. SFAS 147 addresses Acquisitions of Certain Financial Institutions, along with amending previous SFAS issuances. The provisions of this Statement that relate to the application of the purchase method of accounting applies to all acquisitions of financial institutions, except transactions between two or more mutual enterprises. The provisions of this Statement that relate to the application of Statement 144 apply to certain long-term customer-relationship intangible assets recognized in an acquisition of a financial institution, including those acquired in transactions between mutual

                                AMERIGROUP, INC.
                                ----------------
                          (A Development Stage Company)
                          -----------------------------
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

                             AS OF DECEMBER 31, 2003
                             -----------------------
                                    (AUDITED)
                                    ---------
enterprises.  The
Company has adopted this standard as required. Adoption of this standard is not expected to have a material financial statement impact on the Company.

NOTE  8  -  RECENT  PRONOUNCEMENTS  (CONTINUED)

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective immediately. The interim disclosure requirements are effective for the first quarter of 2003. The adoption of SFAS No. 148 did not have a material effect on the Company's results of operations or financial condition.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Adoption of this standard is not expected to have a material financial statement impact on the Company.

                             PARA MAS INTERNET, INC.

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2003

                                   (AUDITED)

                (With Report of Independent Accountant's Thereon)

TABLE OF CONTENTS

Independent Accountant's Report                                F-18

Financial statements

Balance sheet                                                  F-19

Statements of Income and Accumulated Deficit                   F-20

Statement of Changes in Stockholders' Equity                   F-21

Statements of cash flows                                       F-22

Notes to financial statements                                  F-23  -  F-28

                          INDEPENDENT AUDITOR'S REPORT



To  the  Board  of  Directors  of
Para  Mas  Internet,  Inc.


We have audited the accompanying balance sheet of Para Mas Internet, Inc. (a Nevada Corporation) as of December 31, 2003, and the related statement of income and accumulated deficit from July 1, 2003 to December 31, 2003, changes in stockholders' equity, and cash flows for the six months ended December 31, 2003. All information included in these financial statements is the representation of the management of Para Mas Internet, Inc. Our responsibility is to express an opinion on these financial statements based on our audit. The Financial Statements of Para Mas Internet, Inc. as of June 30, 2003, was audited by other accountants, whose report dated August 2003, stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles in the United States of America.

We  conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Para Mas Internet, Inc. as of December 31, 2003, and the result of its operations and its cash flows for the periods ended December 31, 2003, in accordance with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As disclosed in Note 1 to the financial statements, the Company has had limited operations and has not established a long-term source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CFO  Advantage,  Inc.

June  9,  2004
Las  Vegas,  Nevada

                             PARA MAS INTERNET, INC.
                                ----------------
                                BALANCE SHEETS
                                --------------
                            AS OF DECEMBER 31, 2003
                            -----------------------
                                    AUDITED

                                    -------



ASSETS
                                                                 (Audited)     (Audited)
                                                                 12/31/2003     6/30/2003
                                                                ------------  ------------
CURRENT ASSETS
   Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         -   $         -
                                                                -----------   -----------
      Total current assets . . . . . . . . . . . . . . . . . .            -             -
                                                                -----------   -----------
PROPERTY AND EQUIPMENT, net of accumulated depreciation. . . .            -             -

OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .            -             -
                                                                -----------   -----------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .  $         -   $         -
                                                                ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable. . . . . . . . . . . . . . . . . . . . . .  $         -   $         -
   Notes payable . . . . . . . . . . . . . . . . . . . . . . .       15,000        15,000
   Accrued expenses  . . . . . . . . . . . . . . . . . . . . .        5,319         5,319
   Preferred stock dividends payable . . . . . . . . . . . . .       21,000        21,000
                                                                -----------   -----------
      Total current liabilities. . . . . . . . . . . . . . . .       41,319        41,319
                                                                ------------  ------------

TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . . .       41,319        41,319
                                                                -----------   -----------
STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 100,000,000 shares
   authorized, 48,294,395 shares issued and outstanding as of
  December 31, 2003. . . . . . . . . . . . . . . . . . . . . .       48,295        48,295
Additional paid in capital . . . . . . . . . . . . . . . . . .    1,817,932     1,817,932
Preferred stock,authorized 10,000,000 shares,
  60,000 shares issued . . . . . . . . . . . . . . . . . . . .       60,000        60,000
Additional paid in capital - preferred stock . . . . . . . . .            -             -
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . .   (1,967,546)   (1,967,546)
                                                                -----------   -----------
      Total stockholders' equity (deficit) . . . . . . . . . .    1,926,227     1,926,227
                                                                -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . . .  $ 1,967,546   $ 1,967,546
                                                                ===========    ==========
     The accompanying independent accountants review report and notes to financial statements should be read in conjunction with this Balance Sheet.


                             PARA MAS INTERNET, INC.
                                ----------------
                  STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                                --------------
                             FOR SIX MONTHS ENDED
                             --------------------
                               DECEMBER 31, 2003
                            -----------------------
                                   AUDITED
                                   -------





                                                 (Audited)           (Audited)
                                                July 1, 2003        July 1, 2002
                                                      to                  to
                                                December 31, 2003   June 30, 2003
                                                -----------------   -------------

REVENUES . . . . . . . . . . . . . . . . . . .  $               -   $           -
COST OF REVENUES . . . . . . . . . . . . . . .                  -               -
                                                -----------------   -------------
GROSS PROFIT (LOSS). . . . . . . . . . . . . .                  -               -
                                                ------------------  --------------

EXPENSES:
   General and administrative. . . . . . . . .                  -               -
   Depreciation. . . . . . . . . . . . . . . .                  -               -
                                                -----------------   -------------
      Total expenses . . . . . . . . . . . . .                  -               -
                                                ------------------  --------------

Operating income (loss). . . . . . . . . . . .                  -               -
                                                -----------------   -------------
OTHER INCOME (EXPENSE)
   Other expenses. . . . . . . . . . . . . . .                  -         (1,050)
                                                -----------------   -------------
      Total other income (expense) . . . . . .                  -         (1,050)
                                                -----------------   -------------

LOSS FROM OPERATIONS BEFORE AND
PREFERRED STOCK DIVIDENDS. . . . . . . . . . .                  -               -

PROVISION FOR INCOME (TAX) BENEFIT . . . . . .                  -               -
                                                -----------------   -------------

NET INCOME (LOSS). . . . . . . . . . . . . . .                  -         (1,050)

PREFERRED STOCK DIVIDENDS. . . . . . . . . . .                  -           4,200
                                                -----------------   -------------

NET LOSS AVAILABLE TO COMMON
SHAREHOLDERS . . . . . . . . . . . . . . . . .   $              -    $     (5,250)
                                                ==================  ==============
LOSS PER SHARE BASIC AND DILUTED . . . . . . .   $          (0.00)   $      (0.00)
                                                ==================  ==============
ACCUMULATED DEFICIT, beginning of period . . .         (1,967,546)     (1,967,546)
                                                ------------------  --------------
ACCUMULATED DEFICIT, end of period . . . . . .   $     (1,967,546)   $ (1,968,596)
                                                ==================  ==============

PER SHARE INFORMATION:

Basic and dilulted Weighted average Number of
Shares Outstanding . . . . . . . . . . . . . .         48,294,395      44,127,695
                                                =================   =============
     The accompanying independent accountants review report and notes to financial statements should be read in conjunction with these Statements of Income and
                               Accumulated Deficit.


                             PARA MAS INTERNET, INC.
                                ----------------
                   STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                                --------------
                            AS OF DECEMBER 31, 2003
                            -----------------------
                                   AUDITED
                                   -------

                                             Pre-     Pre-
                       Common      Common    ferred   ferred
                       Stock       Stock     Stock    Stock       Paid-in      Accumulated    Total
                       Shares      Amount    Shares   Amount      Capital       (Deficit)     Equity
                       ----------  --------  -------  ----------  ----------   -------------  ------------
Balances at
June 30, 2001 . . . .  44,127,570  $ 44,128   60,000  $   60,000  $1,411,749   $ (1,546,696)  $   (30,819)

Preferred stock
   dividend payable .           -         -        -           -      (4,200)             -        (4,200)

Shares issued in
   exchange for
   cash in July 2001
   at $.03 per
   share . . . . . .    4,166,667     4,167        -           -     120,833              -       125,000

4,166,667 stock
   options issued in
   7/1/2001 valued at
   $0.0705 per
   stock option in
   exchange for
   services. . . . . .          -         -        -           -     293,750              -       293,750

Rounding. . . . . . .         158         -        -           -           -              -

Loss for the
year ended
June 30, 2002 . . . .           -         -        -           -           -       (419,800)     (419,800)
                       ----------  --------  -------  ----------  ----------   -------------  ------------
Balance at
June 30, 2002 . . . .  48,294,395    48,295   60,000      60,000   1,822,132     (1,966,496)      (36,069)
Preferred stock
dividend payable. . .           -         -        -           -      (4,200)             -        (4,200)

Loss for the
year ended
June 30, 2003 . . . .           -         -        -           -           -         (1,050)       (1,050)
                       ----------  --------  -------  ----------  ----------   -------------  ------------
Balance at
June 30, 2003 . . . .  48,294,395    48,295   60,000      60,000   1,817,932     (1,967,546)      (41,319)

Loss for the
year ended
December 31,
2003                            -         -        -           -           -              -             -
                       ----------  --------  -------  ----------  ----------   -------------  ------------
Balance at
December 31,
2003                   48,294,395  $ 48,295   60,000  $   60,000   $ 1,817,932   $(1,968,596)  $  (41,319)
                       ==========  ========   ======  ==========   ============ ==============  ===========
     The accompanying independent auditors review report and notes to financial statements should be read in conjunction with this Statement of Changes in
                               Stockholders Equity.


                             PARA MAS INTERNET, INC.
                                ----------------
                            STATEMENTS OF CASH FLOWS
                                --------------
                             FOR SIX MONTHS ENDED
                             --------------------
                               DECEMBER 31, 2003
                            -----------------------
                                    AUDITED
                                    -------


                                                                   Six  Months      Twelve Months
                                                                       Ended            Ended
                                                                     12/31/2003       6/30/2003
                                                                   ------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income / (Loss) from Operations . . . . . . . . . . . . . .  $          -  $       (1,050)
  Adjustments to reconcile net income
     to net cash provided
  Change in assets and liabilities:
  Increase (decrease) in accounts payable and accured liabilities             -           1,050
  Depreciation Expense. . . . . . . . . . . . . . . . . . . . . .             -               -
                                                                   ------------  --------------
    Net cash provided by (used in) operating activities . . . . .             -               -
                                                                  -------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES: . . . . . . . . . . . . . .             -               -


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of sale of common stock, net . . . . . . . . . . . . .             -               -
                                                                  -------------  --------------
    Net cash provided by (used in) financing activities . . . . .             -               -
                                                                  -------------  --------------

Net increase (decrease) in cash . . . . . . . . . . . . . . . . .             -               -
Balance at beginning of Period. . . . . . . . . . . . . . . . . .             -               -
                                                                  -------------  --------------
End of Period . . . . . . . . . . . . . . . . . . . . . . . . . .             -               -
                                                                  =============  ==============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the year for interest. . . . . . . . . . . . .  $          -  $            -
                                                                   ============  ===============
  Cash paid during the year for taxes . . . . . . . . . . . . . .  $          -  $            -
                                                                   ============  ===============
  Preferred stock dividends payable . . . . . . . . . . . . . . .  $      4,200  $        4,200
                                                                   ============  ===============
  Stock options issued in exchnage for services . . . . . . . . .  $          -  $            -
                                                                   ============  ===============
     The accompanying independent accountants review report and notes to financial statements should be read in conjunction with these Statements of Cash Flows.



                            PARA MAS INTERNET, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2003
                                   AUDITED


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

The Company has generated no sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2003 the Company has an accumulated deficit of $1,967,546.

Liquidity - The Company is inactive with no significant operations and is seeking to merge or acquire an interest in business opportunities. To date, the Company has incurred expenses and has sustained losses. As shown in the accompanying financial statements, the Company incurred a net loss of $ 0 during the period ended December 31, 2003. The Company's current liabilities exceeded its current assets by $41,319.

Advertising - The Company will recognize advertising expenses in accordance with SOP 93-7 "Reporting on Advertising Costs." The Company did not incur advertising costs during the period ended December 31, 2003.

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

of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2003 and will adopt the interim disclosure provisions for its financial reports for the quarter ended March 31, 2004.

Foreign CurrencyTranslation - The Company translates the foreign currency financial statements of its Canadian subsidiary in accordance with the requirements of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Assets and liabilities are translated at current exchange rates, and related revenue and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders' equity. Foreign currency transaction gains and losses are included in the statement of income.

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

In May 1998, the Company issued 60,000 shares of Series B 7% Cumulative Redeemable Convertible Preferred Stock ("Preferred Shares") in exchange for legal services rendered to the Company. Holders of the Preferred Shares are entitled to receive cumulative cash dividends at the annual rate of 7% per annum, or $.07 per share, payable quarterly. The dividends may be payable in cash or through a dividend of additional shares of Preferred Shares. The Company has accrued the unpaid $ 4,200 Series B Preferred Stock dividend to the holders of the Preferred Shares during the years ended December 31, 2003, respectively. The aggregate unpaid Series B Preferred Stock dividends at December 31, 2003 is $21,000 (see Note 9).

                             PARA MAS INTERNET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS




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



                      OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
-----------------------------------------------------------------  --------------------------------
Weighted                Weighted
                                               Weighted Average     Average                Average
Exercise                     Number         Remaining Contractual   Exercise    Number     Exercise
--------------------  --------------------  ----------------------  --------  -----------  --------

Prices                Outstanding           Life (Years)            Price     Exercisable  Price
--------------------  --------------------  ----------------------  --------  -----------  --------
 $                                                                  $
--------------------  --------------------  ----------------------  --------  -----------  --------



Transactions involving options issued to non-employees are summarized as follows:


                                                 Weighted Average
                              Number of Shares   Price Per Share
                              -----------------  ----------------
Outstanding at July 1, 2001.                 0   $           0.00
   Granted . . . . . . . . .         4,166,667               0.03
   Exercised . . . . . . . .        (4,166,667)              0.03
   Canceled or expired . . .                 0               0.00
----------------------------  -----------------  ----------------
Outstanding June 30, 2002. .                 0               0.00
    Granted. . . . . . . . .                 0               0.00
    Exercised. . . . . . . .                 0               0.00
    Canceled or expired. . .                 0               0.00
----------------------------  -----------------  ----------------
Outstanding at June 30, 2003                 0               0.00
----------------------------  -----------------  ----------------

The estimated value of the options granted to consultants was determined using the Black-Scholes option pricing model and the following assumptions: contractual term of 3.3 months, a risk free interest rate of 4.0 %, a dividend yield of 0% and volatility of 50%. The amount of the expense charged to operations in connection with granting the options was $ 293,750 during 2002.

                             PARA MAS INTERNET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS




4.    NOTES  PAYABLE

Notes  payable  consist  of  the  following  as  of  December  31,  2003:

7%  Note  payable;  unsecured  and  in  default               $  15,000
                                                              =========
Accrued and unpaid interest in connection with the note payable is $5,319 at December 31, 2003 (see Note 9).

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

Components  of  deferred  tax  assets  as  of  December 31, 2003 are as follows:

Non-Current:
  Net operating loss carry forward  $ 660,000
Valuation  allowance . . . . . . .   (660,000)
                                    ----------
  Net deferred tax asset . . . . .  $       0

6.    LOSSES  PER  COMMON  SHARE

The following table presents the computation of basic and diluted loss per share:

                                            December 31, 2003   June 30, 2003
                                            -----------------  -------------
Net loss available for common shareholders  $           (.00)  $     (5,250)
------------------------------------------  -----------------  -------------
Basic and fully diluted loss per share . .  $           (.00)  $       (.00)
------------------------------------------  -----------------  -------------
Weighted average common shares outstanding  $      48,294,395   $ 44,127,695
------------------------------------------  -----------------  -------------



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

                             PARA MAS INTERNET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS




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

Subsequent to the date of the financial statements, the Company entered into a Share Exchange Agreement ("Exchange") with the holder of 60,000 shares of the Company's preferred stock and accrued dividends (see Note 2) in exchange for 240,000 shares of the Company's restricted common stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As of February 18, 2004, the auditor-client relationship between the Registrant and Russell Bedford Stefanou Mirchandani LLP of McLean, Virginia ("RBSM"), had been terminated by the Registrant. The termination was not recommended or approved by the board of directors of the Registrant. The Registrant does not have an audit or similar committee. RBSM had been serving as the independent accountant for the Registrant engaged as the principal accountant to audit the Registrant's financial statements. The report of RBSM dated August 20, 2003, with respect to its audit of the balance sheet of the Registrant as of June 30, 2003, and the related statements of losses, deficiency in stockholders' equity and cash flows for the two years in the period then ended, stated that certain factors listed in the report raised substantial doubt about the Registrant's ability to continue as a going concern. Otherwise, no report of RBSM with respect to any financial statement of the Registrant contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. Furthermore, during the Registrant's two most recent fiscal years and, without limitation, the interim period from June 30, 2003, the date of the last audited financial statements, to February 18, 2004, the date of termination, RBSM and the Registrant have not had any disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

During the Registrant's two most recent fiscal years and, without limitation, the interim period from June 30, 2003, the date of the last audited financial statements, to February 18, 2004, the date of termination, RBSM has not:
- Advised the Registrant that the internal controls necessary for the Registrant to develop reliable financial statements do not exist;
- Advised the Registrant that information has come to RBSM's attention that has led it to no longer be able to rely on management's representations, or that has made it unwilling to be associated with the financial statements prepared by management;
- Advised the Registrant of the need to expand significantly the scope of its audit, or that information has come to RBSM's attention during the time period to which this paragraph applies, that if further investigated may; (i)

materially impact the fairness or reliability of either: a previously issued audit report or the underlying financial statements; or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that may prevent it from rendering an unqualified audit report on those financial statements, or (ii) cause RBSM to be unwilling to rely on management's representations or be associated with the Registrant's financial statements; and due to RBSM's termination (due to audit scope limitations or otherwise) or for any other reason, expanded the scope of RBSM's audit or conduct such further investigation; or

- Advised the Registrant that information has come to RBSM's attention that it has concluded materially impacts the fairness or reliability of either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to RBSM's satisfaction, would prevent it from rendering an unqualified audit report on those financial statements); and due to RBSM's termination or for any other reason, the issue has not been resolved to RBSM's satisfaction prior to its termination.

As of February 18, 2004, the Registrant engaged CFO Advantage, Inc. of Las Vegas, Nevada, as the independent accountant for the Registrant to audit the Registrant's financial statements. Prior to engaging the new accountant, neither the Registrant nor any one on the Registrant's behalf consulted with the new accountant on any matter. The Registrant has obtained the review by the new accountant of this disclosure and has attached a letter from the new accountant as exhibit 16.1.


ITEM  8A:  CONTROLS  AND  PROCEDURES

As required by Rule 13a-14 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us which is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

                                    PART III

ITEM  9.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

Our  executive  officers and directors and their respective ages as of September
17,  2004  are  as  follows:

DIRECTORS:

Name of Director . . . . . . . . . . . .  Age
----------------------                    -----
Gary Whiting                               48

EXECUTIVE OFFICERS:

Name of Officer. . . . . . . . . . . . .  Age    Office
--------------------                      -----  -------
Gary Whiting                               48    President
                                                 Principal Executive Officer
                                                 Principal Accounting Officer
                                                 Principal Financial Officer
                                                 Secretary/treasurer

Mr. Whiting became an officer and a director of Para Mas on or about February 11, 2004. He is an entrepreneur having both a legal and a management background. Mr. Whiting graduated from BYU Law School with a Master in Public Administration in 1988. Mr. Whiting served as Legislative Counsel to the Utah State Legislature from 1998 to 1990. From 1998 to September, 2001, Mr. Whiting served as president and CEO of WorldGroup, Inc., a holding company for Internet and technology based companies. From September, 2001 to the present, Mr. Whiting has been the president and CEO of AmeriGroup, the operating subsidiary of Para Mas. Mr. Whiting has been the manager of a scanning company and has practiced law since 1989.

TERM  OF  OFFICE

Our Directors are appointed for terms of one year to hold office until the next annual general meeting of the holders of our common stock, as provided by the Nevada Revised Statutes, or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

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


ITEM  10.  EXECUTIVE  COMPENSATION

COMPENSATION

The following table sets forth certain information as to our officers and Directors.

                             Annual  Compensation  Table

                        Annual  Compensation        Long  Term  Compensation
                    -------------------------      -----------------------
                                           Other                            All
                                           Annual                          Other
                                           Com-                             Com-
                                           pen-   Restricted                pen-
                  Fiscal                   sa-    Stock   Options/  LTIP    sa-
Name    Title     Year      Salary   Bonus tion   Awarded SARs(#) payouts($)tion
----    -----     --------- -------- ----- ------ ------- ------- --------- ----
Gary     Pres.
Whiting  and     2003       $15,000   0     0       0       0       0       0
         Dir.               $    0    0     0       0       0       0       0


Employment  Agreements

No officer or director has an employment agreement with Para Mas at the present time.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of September 17, 2004, and by Mr. Whiting who is our sole officer and director at the present time. All shares are owned directly.

                                                         Percentage of Common
                                                       Stock Beneficially Owned
                                                       ------------------------
                Name and Address     Amount and Nature    Prior to  After
Title of Class  of Beneficial Owner  of Beneficial Owner  Offering  Offering(1)
------------------------------------------------------------------------------
Common Stock    Gary Whiting         181,506,778 shares     64.5%    60.3%
                1337 S. Gilbert Road
                Mesa, Arizona  85204

Common Stock    All Officers and     181,506,778 shares     64.5%    60.3%
                Directors as a Group
                (1 person)
------------------------------------------------------------------------------
(1) The percentage calculations in this column are based on 281,248,039 shares outstanding and assume that the entire offering by Para Mas of 20,000,000 shares will be sold.


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

On April 12, 2004, Para Mas acquired 100% of the issued and outstanding shares of AmeriGroup, Inc., a Nevada corporation. The business operations of AmeriGroup, Inc. now constitute all of the business operations of Para Mas. Our president, Gary Whiting received beneficial ownership of 181,506,775 shares of common stock of Para Mas in the transaction.

                                     PART IV

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Reports  on  Form  8-K

The Company filed no current reports on Form 8-K during the transition period ended December 31, 2003.

(b)  Exhibits

31.1 Certification of CEO and CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.
32.1 Certification of CEO and CFO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

AUDIT  FEES

The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our financial statements for the transition period ended December 31, 2003 was $10,000.00.

AUDIT-RELATED  FEES

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

TAX  FEES

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 for the transition period ended December 31, 2003.

ALL  OTHER  FEES

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the transition period ended December 31, 2003 were $0.


                                 SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PARA  MAS  INTERNET,  INC.


By:  /s/ Gary Whiting
     --------------------------------------

     Gary Whiting, CEO
     Date: September 17, 2004


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  /s/ Gary Whiting
     ------------------------------------------

     Gary  Whiting
     Principal  Executive  Officer
     Principal  Financial  Officer
     Principal  Accounting  Officer
     Director
     Date:     September  17,  2004