Form 10QSB
period 2004-03-31
PARA MAS INTERNET INC
filed 2004-09-23
CIK 1103145

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For  the  quarterly  period  ended  March 31,  2004

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

                         PART 1 - FINANCIAL INFORMATION

ITEM  1.          FINANCIAL  STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that can be expected for the year ending December 31, 2004.

                             PARA MAS INTERNET, INC.
                                 BALANCE SHEET
                             AS OF MARCH 31, 2004
                                  (UNAUDITED)


                                        ASSETS

                                                                (Unaudited)    (Audited)
                                                                 3/31/2004     12/31/2003
                                                                ------------  ------------
CURRENT ASSETS
   Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         -   $         -
                                                                ------------  ------------
      Total current assets . . . . . . . . . . . . . . . . . .            -             -
                                                                ------------  ------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation. . . .            -             -

OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .            -             -
                                                                ------------  ------------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .  $         -   $         -
                                                                ============  ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable. . . . . . . . . . . . . . . . . . . . . .  $         -   $         -
   Due to related parties. . . . . . . . . . . . . . . . . . .            -             -
   Notes payable . . . . . . . . . . . . . . . . . . . . . . .       15,000        15,000
   Notes payable - related party . . . . . . . . . . . . . . .            -             -
   Payroll liability . . . . . . . . . . . . . . . . . . . . .            -             -
  Accrued expenses (Notes C and H) . . . . . . . . . . . . . .        5,319         5,319
  Preferred stock dividends payable (Notes B and H). . . . . .       21,000        21,000
   Other current liabilities . . . . . . . . . . . . . . . . .            -             -
                                                                ------------  ------------
      Total current liabilities. . . . . . . . . . . . . . . .       41,319        41,319
                                                                ------------  ------------

TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . . .       41,319        41,319
                                                                ------------  ------------
STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 100,000,000 shares
   authorized, 48,294,395 shares issued and outstanding as of
   March 31, 2004. . . . . . . . . . . . . . . . . . . . . . .       48,295        48,295
Additional paid in capital . . . . . . . . . . . . . . . . . .    1,817,932     1,817,932
Preferred stock,authorized 10,000,000 shares,
  60,000 shares issued (Notes B and H) . . . . . . . . . . . .       60,000        60,000
Additional paid in capital - preferred stock . . . . . . . . .            -             -
Subscription receivable. . . . . . . . . . . . . . . . . . . .            -             -
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . .   (1,967,546)   (1,967,546)
                                                                ------------  ------------
      Total stockholders' equity (deficit) . . . . . . . . . .    1,926,227     1,926,227
                                                                ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . . .  $ 1,967,546   $ 1,967,546
                                                                ============  ============

             The accompanying notes to financial statements should be read in conjunction with these Balance Sheets.

                             PARA MAS INTERNET, INC.
                  STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                             FOR THREE MONTHS ENDED
                                MARCH 31, 2004
                                  (UNAUDITED)



                                                        (Unaudited)                    (Audited)
                                                 For the three months ended    For the three months ended
                                                ----------------------------  ----------------------------
                                                       March 31, 2004                March 31, 2003
REVENUES . . . . . . . . . . . . . . . . . . .  $                          -  $                         -
COST OF REVENUES . . . . . . . . . . . . . . .                             -                            -
                                                ----------------------------  ----------------------------
GROSS PROFIT (LOSS). . . . . . . . . . . . . .                             -                            -
                                                ----------------------------  ----------------------------

EXPENSES:
   General and administrative. . . . . . . . .                             -                            -
   Depreciation. . . . . . . . . . . . . . . .                             -                            -
   Professional fees . . . . . . . . . . . . .                             -                            -
   Non-cash stock compensation . . . . . . . .                             -                            -
                                                ----------------------------  ----------------------------
      Total expenses . . . . . . . . . . . . .                             -                            -
                                                ----------------------------  ----------------------------

Operating income (loss). . . . . . . . . . . .                             -                            -
                                                ----------------------------  ----------------------------
OTHER INCOME (EXPENSE)
   Other income. . . . . . . . . . . . . . . .                             -                            -
  Equity-based compensation. . . . . . . . . .                             -                            -
  Interest . . . . . . . . . . . . . . . . . .                             -                         (263)
   Other expenses. . . . . . . . . . . . . . .                             -                            -
                                                ----------------------------  ----------------------------
      Total other income (expense) . . . . . .                             -                         (263)
                                                ----------------------------  ----------------------------
LOSS FROM OPERATIONS BEFORE AND
PREFERRED STOCK DIVIDENDS. . . . . . . . . . .                             -                         (263)

PROVISION FOR INCOME (TAX) BENEFIT . . . . . .                             -                            -
                                                ----------------------------  ----------------------------
NET INCOME (LOSS). . . . . . . . . . . . . . .                             -                         (263)

PREFERRED STOCK DIVIDENDS (NOTES B
AND H) . . . . . . . . . . . . . . . . . . . .                             -                        1,050
                                                ----------------------------  ----------------------------
NET LOSS AVAILABALE TO COMMON
SHAREHOLDERS . . . . . . . . . . . . . . . . .                             -                       (1,313)
                                                ============================  ============================
LOSS PER SHARE BASIC AND DILUTED . . . . . . .                             -                         (.00)
                                                ============================  ============================

PER SHARE INFORMATION:

Basic and dilulted Weighted average Number of
Shares Outstanding . . . . . . . . . . . . . .                             -                   48,294,395
                                                ============================  ============================





             The accompanying notes to financial statements should be read in conjunction with these Statements of Income and Accumulated Deficit.

                             PARA MAS INTERNET, INC.
                            STATEMENTS OF CASH FLOWS
                             FOR THREE MONTHS ENDED
                                 MARCH 31, 2004
                                   (UNAUDITED)

                                                                 Three  Months    Three Months
                                                                     Ended           Ended
                                                                   3/31/2004       3/31/2003
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income / (Loss) from Operations . . . . . . . . . . . . .  $            -  $        (789)
  Adjustments to reconcile net income
     to net cash provided
  Common stock options issued in exchange for services rendered               -              -
  Change in assets and liabilities:
  Depreciation Expense. . . . . . . . . . . . . . . . . . . . .               -              -
  Increase (decrease) in accrued expenses . . . . . . . . . . .               -            789
                                                                 --------------   -------------
    Net cash provided by (used in) operating activities . . . .               -              -

CASH FLOWS FROM INVESTING ACTIVITIES: . . . . . . . . . . . . .               -              -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of sale of common stock, net . . . . . . . . . . . .               -              -
                                                                 --------------   -------------
    Net cash provided by (used in) financing activities . . . .               -              -
                                                                 --------------   -------------
Net increase (decrease) in cash . . . . . . . . . . . . . . . .               -              -
Balance at beginning of Period. . . . . . . . . . . . . . . . .               -              -
                                                                 --------------   -------------
End of Period . . . . . . . . . . . . . . . . . . . . . . . . .               -              -
                                                                 ==============   =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the year for interest. . . . . . . . . . . .  $            -  $           -
                                                                 ==============  ==============
  Cash paid during the year for taxes . . . . . . . . . . . . .  $            -  $           -
                                                                 ==============  ==============
  Preferred stock dividends payable . . . . . . . . . . . . . .  $            -  $       3,150
                                                                 ==============  ==============
  Stock options issued in exchnage for services . . . . . . . .  $            -  $           -
                                                                 ==============  ==============


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

The Company has generated no sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through March 31, 2004 the Company has an accumulated deficit of $1,967,546.

Liquidity - The Company is inactive with no significant operations and is seeking to merge or acquire an interest in business opportunities. To date, the Company has incurred expenses and has sustained losses. As shown in the accompanying financial statements, the Company incurred a net loss of $ 0 during the period ended March 31, 2004. The Company's current liabilities exceeded its current assets by $41,319.

Advertising - The Company will recognize advertising expenses in accordance with SOP 93-7 "Reporting on Advertising Costs." The Company did not incur advertising costs during the period ended March 31, 2004.

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

Concentrations of Credit Risk - Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.
                                      -6-

                             PARA MAS INTERNET, INC.
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY  OF  ACCOUNTING  POLICIES  (CONTINUED)

Use  of  Estimates-The  preparation  of  financial statements in conformity with
                  -
generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amount and disclosures. Accordingly actual results could differ from those estimates.

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

Comprehensive Income - The Company does not have any items of comprehensive income in any of the periods presented.

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

In May 1998, the Company issued 60,000 shares of Series B 7% Cumulative Redeemable Convertible Preferred Stock ("Preferred Shares") in exchange for legal services rendered to the Company. Holders of the Preferred Shares are entitled to receive cumulative cash dividends at the annual rate of 7% per annum, or $.07 per share, payable quarterly. The dividends may be payable in cash or through a dividend of additional shares of Preferred Shares. The Company has accrued the unpaid $ 4,200 Series B Preferred Stock dividend to the holders of the Preferred Shares during the period ended March 31, 2004. The aggregate unpaid Series B Preferred Stock dividends at March 31, 2004 is $21,000 (see Note 9).

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


4.    NOTES  PAYABLE

Notes  payable  consist  of  the  following  as  of  March  31,  2004:

7%  Note  payable;  unsecured  and  in  default               $  15,000
                                                              =========

Accrued and unpaid interest in connection with the note payable is $5,319 at March 31, 2004 (see Note 9).

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

Components  of  deferred  tax  assets  as  of  March  31,  2004  are as follows:



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

On March 25, 2004, the Company filed its report on Form 8-K discussing its change of auditors.

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