Form 10QSB
period 2004-06-30
PARA MAS INTERNET INC
filed 2004-09-23
CIK 1103145

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For  the  quarterly  period  ended  June 30,  2004

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

                         PART 1 - FINANCIAL INFORMATION

ITEM  1.          FINANCIAL  STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended June 30, 2004 are not necessarily indicative of the results that can be expected for the year ending December 31, 2004.

                             PARA MAS INTERNET, INC.

                                 JUNE 30, 2004

                                   (UNAUDITED)

                                TABLE OF CONTENTS




Financial  statements

   Balance Sheet                                              F-3

   Statement of Income and Accumulated Deficit                F-4

   Statement of Cash Flows                                    F-5

   Notes to financial statements                              F-6  -  F-9

                                   PARA MAS INTERNET, INC.
                                   -----------------------
                                       BALANCE SHEETS
                                   -------------------------
                                     AS OF JUNE 30, 2004
                                     --------------------
                                           UNAUDITED
                                           ---------


                                ASSETS
                                                                    As of
                                                                  6/30/2004
                                                                  ---------
CURRENT ASSETS
   Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    28,865
   Accounts Receivable . . . . . . . . . . . . . . . . . . . .      385,000
   Note Receivable - Related Party . . . . . . . . . . . . . .       68,355
                                                                -----------
      Total current assets . . . . . . . . . . . . . . . . . .      482,220
                                                                -----------
FIXED ASSETS
    Accumulated Depreciation . . . . . . . . . . . . . . . . .      (15,957)
    Vehicle. . . . . . . . . . . . . . . . . . . . . . . . . .       24,850
    Office Equipment . . . . . . . . . . . . . . . . . . . . .       11,131
     Computer Equipment. . . . . . . . . . . . . . . . . . . .       11,894
     Land. . . . . . . . . . . . . . . . . . . . . . . . . . .      470,500
                                                                -----------
          Total Fixed Assets . . . . . . . . . . . . . . . . .      502,418
                                                                -----------
OTHER ASSETS
    Service Receivable . . . . . . . . . . . . . . . . . . . .        4,500
    Intangible Assets. . . . . . . . . . . . . . . . . . . . .       23,900
                                                                -----------
OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .       28,400
                                                                -----------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,013,038
                                                                ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable. . . . . . . . . . . . . . . . . . . . . .       45,394
   Interest payable. . . . . . . . . . . . . . . . . . . . . .          833
   Salary payable. . . . . . . . . . . . . . . . . . . . . . .    1,263,829
   Payroll liabilities . . . . . . . . . . . . . . . . . . . .       36,238
    Note payable - Related Party . . . . . . . . . . . . . . .      320,706
                                                                 ----------
      Total current liabilities. . . . . . . . . . . . . . . .    1,667,000
                                                                 ----------
LONG TERM LIABILITIES
    Notes payable. . . . . . . . . . . . . . . . . . . . . . .       86,546
                                                                 ----------
TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . . .    1,753,547
                                                                 ----------
STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 100,000,000 shares
   authorized, 48,294,395 shares issued and outstanding as of
   June 30, 2004 and December 31, 2003, respectively . . . . .       76,237
Additional paid in capital . . . . . . . . . . . . . . . . . .    1,094,626
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . .   (1,911,371)
                                                                 ----------

      Total stockholders' equity (deficit) . . . . . . . . . .     (740,508)
                                                                 ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . . .  $ 1,013,038
                                                                ===========

              The accompanying notes to financial statements should be
                  read in conjunction with this Balance Sheet

                                   PARA MAS INTERNET, INC.
                         STATEMENT OF INCOME AND ACCUMULATED DEFICIT
                          FOR THE THREE MONTHS AND SIX MONTHS ENDED
                                     JUNE 30, 2004
                                     --------------

                                                For the three months ended    For the six months ended
                                                     June 30, 2004                 June 30, 2004
                                                -------------------------------------------------------
REVENUES . . . . . . . . . . . . . . . . . . .  $                   238,098   $                 330,521
COST OF REVENUES . . . . . . . . . . . . . . .                       19,766                      19,766
                                                -------------------------------------------------------
GROSS PROFIT (LOSS). . . . . . . . . . . . . .  $                   218,332   $                 310,755
                                                -------------------------------------------------------
EXPENSES:
   General and administrative. . . . . . . . .                      128,071                     234,914
   Depreciation. . . . . . . . . . . . . . . .                        1,547                       3,094
   Professional fees . . . . . . . . . . . . .                       33,435                      33,435
                                                -------------------------------------------------------
      Total expenses . . . . . . . . . . . . .                      163,053                     271,443
                                                -------------------------------------------------------
Operating income (loss). . . . . . . . . . . .                       55,279                      39,312
                                                -------------------------------------------------------
OTHER INCOME (EXPENSE)
   Other expenses. . . . . . . . . . . . . . .                          896                         896
                                                -------------------------------------------------------
      Total other income (expense) . . . . . .                          896                         896
                                                -------------------------------------------------------
LOSS FROM OPERATIONS . . . . . . . . . . . . .                       56,175                      40,208
                                                -------------------------------------------------------
NET INCOME (LOSS). . . . . . . . . . . . . . .                       56,175                      40,208
                                                =======================================================
ACCUMULATED DEFICIT - Beginning. . . . . . . .                   (1,967,546)                 (1,951,579)
ACCUMULATED DEFICIT - End. . . . . . . . . . .                   (1,911,371)                 (1,911,371)

LOSS PER SHARE BASIC AND DILUTED . . . . . . .  $                     (0.00)  $                   (0.00)
                                                =======================================================
PER SHARE INFORMATION:

Basic and dilulted Weighted average Number of
Shares Outstanding . . . . . . . . . . . . . .                   48,294,395                  48,294,395

                                                =======================================================

             The accompanying notes to pro forma financial statements should be read in conjunction with these Statements of Income and Accumulated Deficit

                                             F-4

                                   PARA MAS INTERNET, INC.
                                   STATEMENT OF CASH FLOWS
                             FOR THE THREE MONTHS AND SIX MONTHS
                                    ENDED JUNE 30, 2004
                                    -------------------


                                                             Six         Three
                                                            Months       Months
                                                            Ended        Ended
                                                          6/30/2004    6/30/2004
                                                         -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income / (Loss) from Operations . . . . . . . . .  $   40,208   $   56,175
  Adjustments to reconcile net income
     to net cash provided
  Depreciation Expense. . . . . . . . . . . . . . . . .       3,094        1,547
  (Increase) / Decrease in Accounts Receivable. . . . .    (145,000)   (145,000)
  (Increase) / Decrease in Note Receivable. . . . . . .     (81,180)    (21,180)
  (Increase) / Decrease in Note Payable . . . . . . . .       5,358       44,990
  Increase / (Decrease) in Payroll Liability. . . . . .      72,020            -
  Increase / (Decrease) in Accounts Payable . . . . . .      16,932       16,932
                                                         -----------------------
    Net cash provided by (used in) operating activities     (88,568)    (46,536)
                                                         -----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Purchase)/Sale of Equipment. . . . . . . . . . . . .      (5,131)           -
                                                         -----------------------
    Net cash provided by (used in) investing activities      (5,131)           -
                                                         -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of sale of common stock, net . . . . . . . .           -            -
  Issuance of Stock . . . . . . . . . . . . . . . . . .           -            -
  Increase/(Decrease) in Short Term Notes Payable . . .           -            -
  Increase/(Decrease) in Short Term Notes Payable -

      Related Party . . . . . . . . . . . . . . . . . .           -            -
                                                         -----------------------
    Net cash provided by (used in) financing activities           -            -
                                                         -----------------------
Net increase (decrease) in cash . . . . . . . . . . . .     (93,699)    (46,536)
Balance at beginning of Period. . . . . . . . . . . . .      85,563       38,400
End of Period . . . . . . . . . . . . . . . . . . . . .  $   (8,136)  $  (8,136)
                                                         =======================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION
SUPPLEMENTAL INFORMATION:                                -----------------------
Interest Paid . . . . . . . . . . . . . . . . . . . . .  $        -   $        -
                                                         -----------------------
Taxes Paid. . . . . . . . . . . . . . . . . . . . . . .  $        -   $        -
                                                         -----------------------
  Cash paid during the year for interest. . . . . . . .  $        -   $        -
                                                         -----------------------
  Cash paid during the year for taxes . . . . . . . . .  $        -   $        -
                                                         -----------------------
  Preferred stock dividends payable . . . . . . . . . .  $        -   $        -
                                                         -----------------------
  Stock options issued in exchnage for services . . . .  $        -   $        -
                                                         -----------------------

                  The accompanying notes to financial statements should be
                   read in conjunction with these Statements of Cash Flows

                             PARA MAS INTERNET, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2004
                                  (UNAUDITED)


NOTE  1  -  SUMMARY  OF  ACCOUNTING  POLICIES
            ---------------------------------

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

The Company has generated no sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2004 the Company has an accumulated deficit of $1,911,371.

LIQUIDITY - The Company is inactive with no significant operations and is seeking to merge or acquire an interest in business opportunities. To date, the Company has incurred expenses and has sustained losses. As shown in the accompanying financial statements, the Company incurred a net loss of $ 0 during the period ended June 30, 2004. The Company's current liabilities exceeded its current assets by $1,184,780.


ADVERTISING - The Company will recognize advertising expenses in accordance with SOP 93-7 "Reporting on Advertising Costs." The Company did not incur advertising costs during the period ended June 30, 2004.

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

                             PARA MAS INTERNET, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    FOR THE THREE MONTHS ENDED JUNE 30, 2004
                                   (UNAUDITED)


NOTE  1  -  SUMMARY  OF  ACCOUNTING  POLICIES  (CONTINUED)

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

STOCK BASED COMPENSATION - In December 2002, the FASB issued Statement of Financial Accounting Standards No.148 ("SFAS No.148"),"Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2003 and will adopt the interim disclosure provisions for its financial reports for the quarter ended June 30, 2004.

                             PARA MAS INTERNET, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    FOR THE THREE MONTHS ENDED JUNE 30, 2004
                                   (UNAUDITED)


NOTE  1  -  SUMMARY  OF  ACCOUNTING  POLICIES  (CONTINUED)

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


NOTE  2  -  GOING  CONCERN  MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, from its inception the Company has incurred losses of $1,911,371. This factor among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's existence is dependent upon management's ability to develop profitable operations and resolve it's Liquidity problems. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company's liquidity, the Company is actively pursing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.


NOTE  3  -  STOCKHOLDERS'  EQUITY

There were no issuances of stock for either services or cash during the three months ended June 30, 2004.


NOTE  4  -  WARRANTS  AND  OPTIONS
As of June 30, 2004, there are no warrants or options outstanding to acquire any additional shares of common stock that are not disclosed in the equity section of the balance sheet.


NOTE  5  -  ACCRUED  EXPENSES

For the 3 months ended June 30, 2004, there is approximately $37,000 of accrued payroll, with corresponding payroll liabilities (taxes) accrued of $0, as the officer is deemed an independent contractor. The amount due to the company executives is as follows:
     Gary  Whiting     $  37,500
                       ---------
          Total        $  37,500


NOTE  6  -  REVENUE  AND  ACCOUNTS  RECEIVABLE


During the three months ended June 30, 2004, the company sold the exclusive rights to sell and distribute discount cards, websites, and store front listings for the Florida Region (defined as ten U.S. States in the agreement). The Company has received $5,000 towards the purchase of these rights and has recognized the remaining $145,000 as accounts receivable which is to be received in full prior to November 16, 2004.

NOTE  6  -  REVENUE  AND  ACCOUNTS  RECEIVABLE  (CONTINUED)


This  package  was  sold  to  the  Fred Gagnon, who was the previous Senior Vice
President  of  the  recently  acquired  Amerigroup,  Inc.

The balance of the revenue earned during the quarter is made up of $60,000 for similar sales of marketing rights, along with sales of consignment tickets and revenues from the store front and co-branding packages.

NOTE  7  -  RELATED  PARTY  TRANSACTIONS

During the three months ended June 30, 2004, the company sold the exclusive rights to sell and distribute discount cards, websites, and store front listings for the Florida Region (defined as ten U.S. States in the agreement). The Company has received $5,000 towards the purchase of these rights and has recognized the remaining $145,000 as accounts receivable which is to be received in full prior to November 16, 2004. This package was sold to the Fred Gagnon, who was the previous Senior Vice President of the recently acquired Amerigroup, Inc.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

Para Mas acquired Amerigroup, Inc. on or about April 12, 2004. Prior to that time, the active business operations of Para Mas had been limited for some time. The business operations of Amerigroup now constitute 100% of the business operations of Para Mas. This management's discussion will therefore focus on the business operations and the financial results of Amerigroup.

For the six month period ended December 31, 2003, Amerigroup had revenues of $419,323. During the same period, expenses totaled $699,750 yielding an operating loss for the period of $310,018. For the six month period ended June 30, 2004, Amerigroup had revenues of $330,521. Total expenses for the same period totaled $271,443 for operating income during the six month period of $39,312.

As of June 30, 2004, Amerigroup had cash on hand totaling $28,865. This is sufficient working capital to meet the day to day operational cash needs of Amerigroup for approximately 30 days. Management estimates it will require $360,000 in working capital to sustain the business operations of Amerigroup for the next 12 months. Management believes that this working capital will be available from operating revenues during the next twelve months.

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


ITEM  2.  CHANGES  IN  SECURITIES

On or about April 12, 2004, Para Mas issued 276,418,600 shares of common stock to the shareholders of AmeriGroup in exchange for 100% of the issued and outstanding common shares of AmeriGroup on a share for share basis. The transaction was a transaction by Para Mas not involving any public offering. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933. There was no money raised and the transaction was a share exchange transaction on a share for share basis.

On or about April 12, 2004, Para Mas issued 10,042,105 shares of common stock in exchange for a release of certain rights in which the Company had an interest. The transaction was a transaction by Para Mas not involving any public offering. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933. There was no money raised.

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

(B)  REPORTS  ON  FORM  8-K
     ----------------------

On April 22, 2004, the Company filed a Report on Form 8-K discussing the change in its fiscal year end from June 30 to December 31.

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