Form 10QSB
period 2003-12-31
PARA MAS INTERNET INC
filed 2005-06-23
CIK 1103145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-QSB
__________________________

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________ to ___________

Commission file number: 000-30645

PARA MAS INTERNET, INC.
(Exact name of Registrant as specified in its charter)
____________________

Nevada (State or other Jurisdiction of Incorporation or organization)	59-3383240 (IRS Employer I.D. No.)
___________________________

700 North Neely Road, Suite 19, Gilbert, Arizona 85233
Tel: (866) 321-7898 Fax: (480) 558-0239
(Address, including zip code, and telephone and facsimile numbers, including area code, of registrant’s executive offices)
___________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ ] Yes [X] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2005, 48,294,395 shares of common stock, $.001 par value per share.

PARA MAS INTERNET, INC.

FORM 10-QSB

INDEX

PART I  FINANCIAL INFORMATION

PARA MAS INTERNET, INC.
BALANCE SHEET
AS OF DECEMBER 31, 2003
(UNAUDITED)

ASSETS
(Unaudited)
12/31/2003
CURRENT ASSETS
Cash	$-
Total current assets	-

PROPERTY AND EQUIPMENT, net of accumulated depreciation	-

OTHER ASSETS	-

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$-
Notes payable	15,000
Accrued expenses	5,582
Preferred stock dividends payable	21,000
Total current liabilities	41,582

TOTAL LIABILITIES	41,582

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 100,000,000 shares
authorized, 48,294,395 shares issued and outstanding as of
December 31, 2003	48,295
Additional paid in capital	1,817,932
Preferred stock,authorized 10,000,000 shares,
60,000 shares issued (Notes B and H)	60,000
no shares issued and outstanding as of December 31, 2001	-
Accumulated deficit	(1,967,809)

Total stockholders' equity (deficit)	(41,582)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$-

The notes to the financial statements should be read in conjunction with these financial statements.

PARA MAS INTERNET, INC.
STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
FOR THREE MONTHS ENDED
DECEMBER 31, 2003
(UNAUDITED)

(Unaudited)
October 1, 2003
to
December 31, 2003

REVENUES	-
COST OF REVENUES	-
GROSS PROFIT (LOSS)	-

EXPENSES:
General and administrative	-
Depreciation	-
Total expenses	-

Operating income (loss)	-

OTHER INCOME (EXPENSE)
Other income	-
Interest expense	(263)
Other expenses	-
Total other income (expense)	(263)

LOSS FROM OPERATIONS BEFORE INCOME TAX
-

PROVISION FOR INCOME (TAX)	-

NET INCOME (LOSS)	(263)

LOSS PER SHARE BASIC AND DILUTED	-

ACCUMULATED DEFICIT, beginning of period	-

ACCUMULATED DEFICIT, end of period	-

PER SHARE INFORMATION:

Basic and dilulted Weighted average Number of
Shares Outstanding	-

The notes to the financial statements should be read in conjunction with these financial statements.

PARA MAS INTERNET, INC.
STATEMENTS OF CASH FLOWS
FOR THREE
MONTHS ENDED DECEMBER 31, 2003
(UNAUDITED)

Three Months
Ended
12/31/2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income / (Loss) from Operations	$(263)
Adjustments to reconcile net income
to net cash provided
Common stock options issued in exchange for services rendered	-
Change in assets and liabilities:
Increase (decrease) in accounts payable and accured liabilities	263
Depreciation Expense	-
Net cash provided by (used in) operating activities	-

CASH FLOWS FROM INVESTING ACTIVITIES:	$-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of sale of common stock, net	$-
Net Cash provided by (used in) financing activities	-

Net increase (decrease) in cash	-
Balance at beginning of Period	-
End of Period	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest	$-
Cash paid during the year for taxes	$-

The notes to the financial statements should be read in conjunction with these financial statements.

PARA MAS INTERNET, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF ACCOUNTING POLICIES SUMMARY OF ACCOUNTING POLICIES

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

The Company has generated no sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2003 the Company has an accumulated deficit of $1,967,809.

Liquidity - The Company is inactive with no significant operations and is seeking to merge or acquire an interest in business opportunities. To date, the Company has incurred expenses and has sustained losses. As shown in the accompanying financial statements, the Company incurred a net loss of $263 during the period ended December 31, 2003. The Company's current liabilities exceeded its current assets by $41,582.

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

Use of Estimates- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amount and disclosures. Accordingly actual results could differ from those estimates.

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

In May 1998, the Company issued 60,000 shares of Series B 7% Cumulative Redeemable Convertible Preferred Stock ("Preferred Shares") in exchange for legal services rendered to the Company. Holders of the Preferred Shares are entitled to receive cumulative cash dividends at the annual rate of 7% per annum, or $.07 per share, payable quarterly. The dividends may be payable in cash or through a dividend of additional shares of Preferred Shares. The Company has accrued the unpaid $ 4,200 Series B Preferred Stock dividend to the holders of the Preferred Shares during the period ended December 31, 2003. The aggregate unpaid Series B Preferred Stock dividends at December 31, 2003 is $21,000 (see Note 7).

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

3. NOTES PAYABLE

Notes payable consist of the following as of December 31, 2003:

7% Note payable; unsecured and in default $ 15,000

Accrued and unpaid interest in connection with the note payable is $5,582 at December 31, 2003 (see Note 8).

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

5. RELATED PARTY TRANSACTIONS

The Company's majority shareholder is International Bible Games, Inc. ("IBG"), a company formed under the laws of British Columbia, Canada. IBG has paid certain nominal costs of maintaining the Company's corporate status. The amount of the costs incurred are not material to the Company's financial statements taken as a whole.

6. GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, from its inception the Company has incurred loses of $1,967,809. This factor among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's existence is dependent upon management's ability to develop profitable operations and resolve it's Liquidity problems. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

7. SUBSEQUENT EVENT

Subsequent to the date of the financial statements, the Company entered into an Agreement of Plan and Tender Offer ("Agreement")which provides for a tender offer of 100% of the issued and outstanding shares of Amerigroup, Inc., a company formed under the laws of the state of Nevada, in which the Company will issue one share of its common stock for each share of Amerigroup, Inc. common stock tendered. The Company will also issue approximately 10,042,105 shares of its common stock to IBG shareholders and IBG creditors (see Note 5) in exchange for releases of claims against IBG.

Subsequent to the date of the financial statements, the Company entered into an Agreement and Release ("Release")with the holder of the Company's $15,000 note payable, together with accrued and unpaid interest (see Note 3) in exchange for 60,000 shares of the Company's restricted common stock.

Subsequent to the date of the financial statements, the Company entered into a Share Exchange Agreement ("Exchange") with the holder of 60,000 shares of the Company's preferred stock (see Note 2) in exchange for 240,000 shares of the Company's restricted common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Background

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

ITEM 3 - CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2003. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any pending legal proceedings other than in the normal course of business nor is any of its property subject to pending legal proceedings material to the fiscal well-being of the Company.

Item 2. Changes in Securities and Use of Proceeds.

During the quarter covered by this report, Registrant has not sold securities without registration under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

_______

(b) Reports on Form 8-K.

None

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 13, 2005

PARA MAS INTERNET, INC.

By: /s/ Gary Henrie
Name: Gary Whiting
Title: Chief Executive Officer
Principal Financial Officer
Principal Accounting Officer