Form 10QSB
period 2004-09-30
PARA MAS INTERNET INC
filed 2005-06-23
CIK 1103145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-QSB
__________________________

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

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
(866) 321-7898
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

[ ] Yes [X] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of September 30, 2004, 286,077,479 shares of common stock, $.001 par value per share.

PARA MAS INTERNET, INC.

FORM 10-QSB

INDEX

PART I  FINANCIAL INFORMATION

PART I  FINANCIAL INFORMATION

PARA MAS INTERNET, INC.
BALANCE SHEET
AS OF SEPTEMBER 30, 2004
(UNAUDITED)

ASSETS
As of
9/30/2004
CURRENT ASSETS
Cash	$1,546
Inventory	3,962
Accounts Receivable	388,976
Note Receivable - Related Party	68,355
Total current assets	462,839

FIXED ASSETS
Accumulated Depreciation	(17,504)
Vehicle	24,850
Office Equipment	11,131
Computer Equipment	11,894
Land	470,500
Total Fixed Assets	500,871

OTHER ASSETS
Service Receivable	4,500
Intangible Assets	23,900
OTHER ASSETS	28,400

TOTAL ASSETS	$992,110

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	66,538
Interest payable	833
Salary payable	1,301,330
Payroll liabilities	36,238
Note payable - Related Party	406,086
Total current liabilities	1,811,025

LONG TERM LIABILITIES
Notes payable	86,546

TOTAL LIABILITIES	1,897,571

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 100,000,000 shares
authorized, 48,294,395 shares issued and outstanding as of
September 30, 2004 and December 31, 2003, respectively	76,237
Additional paid in capital	1,094,626
Accumulated deficit	(2,076,324)

Total stockholders' equity (deficit)	(905,461)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$992,110

The accompanying notes to financial statements should be
read in conjunction with this Balance Sheet

PARA MAS INTERNET, INC.
STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004
(UNAUDITED)

	For the three months ended	For the nine months ended
	September 30, 2004	September 30, 2004

REVENUES	$20,565	$351,086
COST OF REVENUES	17,057	36,823
GROSS PROFIT (LOSS)	$3,508	$314,263

EXPENSES:
General and administrative	163,414	398,328
Depreciation	1,547	4,641
Professional fees	3,500	36,935
Total expenses	168,461	439,904

Operating income (loss)	(164,953)	(125,641)

OTHER INCOME (EXPENSE)
Other expenses	-	896
Total other income (expense)	-	896

LOSS FROM OPERATIONS	(164,953)	(124,745)

NET INCOME (LOSS)	(164,953)	(124,745)

ACCUMULATED DEFICIT - Beginning	(1,911,371)	(1,951,579)
ACCUMULATED DEFICIT - End	(2,076,324)	(2,076,324)

LOSS PER SHARE BASIC AND DILUTED	$(0.00)	$(0.00)

PER SHARE INFORMATION:

Basic and dilulted Weighted average Number of
Shares Outstanding	48,294,395	48,294,395

The accompanying notes to financial statements should be
read in conjunction with these Statements of Income and Accumulated Deficit.

PARA MAS INTERNET, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004
(UNAUDITED)

	Nine Months	Three Months
	Ended	Ended
	9/30/2004	9/30/2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income / (Loss) from Operations	$124,745	$164,953
Adjustments to reconcile net income
to net cash provided
Depreciation Expense	4,641	1,547
(Increase) / Decrease in Accounts Receivable	(148,975)	(3,976)
(Increase) / Decrease in Inventory	(3,962)	(3,962)
(Increase) / Decrease in Note Receivable	(81,180)	-
(Increase) / Decrease in Note Payable	90,738	85,381
Increase / (Decrease) in Payroll Liability	146,520	37,500
Increase / (Decrease) in Accounts Payable	38,077	21,144
Net cash provided by (used in) operating activities	(78,886)	(27,319)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchase)/Sale of Equipment	(5,131)	-
Net cash provided by (used in) investing activities	(5,131)	-

Net increase (decrease) in cash	(84,017)	(27,319)
Balance at beginning of Period	85,563	28,865
End of Period	$1,546	$1,546

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
SUPPLEMENTAL INFORMATION:
Interest Paid	$-	$-
Taxes Paid	$-	$-
Cash paid during the year for interest	$-	$-
Cash paid during the year for taxes	$-	$-
Preferred stock dividends payable	$-	$-
Stock options issued in exchnage for services	$-	$-

The accompanying notes to financial statements should be
read in conjunction with this Statement of Cash Flows.

PARA MAS INTERNET, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004
(UNAUDITED)

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

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

The Company has generated no sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through September 30, 2004 the Company has an accumulated deficit of $2,075,824.

Liquidity - The Company is inactive with no significant operations and is seeking to merge or acquire an interest in business opportunities. To date, the Company has incurred expenses and has sustained losses. As shown in the accompanying financial statements, the Company incurred a net loss of $164,953 during the period ended September 30, 2004. The Company's current liabilities exceeded its current assets by $1,348,186.

Advertising - The Company will recognize advertising expenses in accordance with SOP 93-7 "Reporting on Advertising Costs." The Company did not incur advertising costs during the period ended September 30, 2004.

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

PARA MAS INTERNET, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004
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

Stock Based Compensation - In December 2002, the FASB issued Statement of Financial Accounting Standards No.148 ("SFAS No.148"),"Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2003 and will adopt the interim disclosure provisions for its financial reports for the quarter ended September 30, 2004.

PARA MAS INTERNET, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004
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

NOTE 2 - GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, from its inception the Company has incurred losses of $2,075,824. This factor among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's existence is dependent upon management's ability to develop profitable operations and resolve it's Liquidity problems. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company's liquidity, the Company is actively pursing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

NOTE 3 - STOCKHOLDERS' EQUITY

There were no issuances of stock for either services or cash during the three months ended September 30, 2004.

NOTE 4 - WARRANTS AND OPTIONS

As of September 30, 2004, there are no warrants or options outstanding to acquire any additional shares of common stock that are not disclosed in the equity section of the balance sheet.

NOTE 5 - ACCRUED EXPENSES

For the 3 months ended September 30, 2004, there is approximately $37,500 of accrued payroll, with corresponding payroll liabilities (taxes) accrued of $0, as the officer is deemed an independent contractor. The total accrued payroll and payroll liabilities as of September 30, 2004 is $1,301,330 and $36,238, respectively.

NOTE 6 - REVENUE AND ACCOUNTS RECEIVABLE

There were no sales of marketing rights during the three months ended September 30, 2004.

During the three months ended June 30, 2004, the company sold the exclusive rights to sell and distribute discount cards, websites, and store front listings for the Florida Region (defined as ten U.S. States in the agreement) to Fred Gagnon, who was the previous Senior Vice President of the recently acquired Amerigroup, Inc. The Company has received $5,000 towards the purchase of these rights and has recognized the remaining $145,000 as accounts receivable which is to be received in full prior to November 16, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Background

Para Mas acquired Amerigroup, Inc. on or about April 12, 2004. Para Mas issued 271,205,934 shares of common stock in exchange for 100% of the issued and outstanding stock of Amerigroup. Following the acquisition, Amerigroup was a wholly owned subsidiary of Para Mas. The transaction was accounted for as a reverse merger and a recapitalization of Para Mas.

Prior to the acquisition, International Bible Games, Inc. was the majority shareholder of Para Mas and the International Bible Games’ shareholders arguably had personal claims against Para Mas as a result of a business transaction in 2001. In 2001, International Bible Games acquired 30 million shares of common stock of ParaMas. The shareholders of International Bible Games had been promised that these shares would be distributed to them on a pro rata basis. However, the shares never were distributed at that time and the International Bible Games shareholders were not able to participate in an active trading market of ParaMas shares that subsequently developed. This circumstance gave rise to potential claims against International Bible Games and ParaMas. On or about April 12, 2004, Para Mas issued 10,042,105 shares of common stock in exchange for a release of those claims against Para Mas. The class of persons to whom the shares were issued was all persons holding a potential claim against Para Mas. These potential claims were comprised of rights to receive shares of Para Mas and/or the right to receive money from Para Mas or one of its affiliates. The price per share implicit in that transaction was 25¢ per share. All claimants had been affiliated with Para Mas since approximately September 2000 and had potential claims against Para Mas since that time. The claimants were known to Para Mas and had a financial relationship with Para Mas since the year 2000. Para Mas met with the claimants individually and explained the option for settlement of the particular claimant’s claim. The compromise of each claim was negotiated individually in an individual manner. Each claimant entered into a claim release form in connection with the transaction.  As a result, International Bible Games, once a shareholder of Para Mas is no longer affiliated with Para Mas other than by virtue of the fact that International Bible Games’ shareholders are also shareholders of Para Mas. The International Bible Games shareholders signed an Agreement and Release and Share Exchange Agreement in connection with the transaction.

Prior to that time, the active business operations of Para Mas had been limited for some time. The business operations of Amerigroup now constitute 100% of the business operations of Para Mas. This management's discussion will therefore focus on the business operations and the financial results of Amerigroup.

Marketing

Conceptually, the Itzyourmall loyalty-rewards card program came into being on February 26, 2003. Amerigroup spent that year developing the product, the web sites, the delivery systems and testing the marketing structure. Very little marketing was done during that year as it was devoted to research and development of the Itzyourmall concept. The following year, however, Amerigroup began to implement their marketing plan. The marketing has required a great deal of travel and promotion. We have been able to sell close to 10 different marketing territories, 15 units and hundreds of businesses. In order to market the Itzyourmall product quickly and as inexpensively as possible, we felt that our best course of action would be to sell marketing rights to territories and units. This way, we expected that we could have a sales force that would not require an overhead. Also, because these marketing rights sales people are vested with their own funds, we felt that they would be more likely to succeed.

Our marketing plan is based on the idea the people who pay for something are more likely to succeed at selling than a sales person who has a guaranteed base salary. We have divided the country up into Regions and then into Territories. Each Territory is then divided up into Units of 100,000 population centers. Each Unit will also have a minimum number of 1,000 businesses. The Region owner trains and supports his Territory owners and the Territory owner trains and supports his Unit owners. Each Unit owner is only expected to sell 25 businesses a co-brand package and 25 business listings. He can then sell 25 kiosk fixed ad sales and 25 kiosk screen ad sales. These kiosk ad sales will most likely be sold to the co-branders and business listings, since they are the ones participating in the Itzyourmall program. This means that the Unit owner only has to sell 5% of the businesses in his are to be successful. This is a very small market share, which we feel means that the likelihood of success will be very high for the Unit owner. If a Unit owner is successful under this formula, he will generate between $55,000.00 and $97,000.00. The differentiation is based on whether the Unit owner allows the businesses to pay a one-time cash price or 12 monthly payments calculated at a 12% apr.

Fiscal Quarter Ended September 30, 2004

During the fiscal quarter ended September 30, 2004, ParaMas had net revenues of $3,508. These revenues were derived from fees obtained from co-branders entering our system. During the same period we incurred expenses totaling $168,461 giving us a loss from operations of $164,953.

Liquidity

Our expected cash flow needs over the next twelve months will be a minimum of $50,000.00 monthly and could peak at $100,000.00 monthly as sales volumes increase, since this means increased costs in: production, customer service, marketing, and management. When the Units have sold their 25 business quotas in the four ten state Regions, we believe we will easily be able to cover our cost of operations. Our expectations are that we will be able to sell twenty percent of the Territories in all four Regions over the next twelve months. We expect those Territories to sell twenty percent of their Units during that same period. Even though the Units agree to sell 25 businesses during that period as well, our projection is based upon them selling only five which we believe will be realized. Assuming we meet these levels, we would have annual gross revenue of $547,000.00, which would be close to covering our expenses for the year. Part of our marketing strategy includes Itzyourmall helping to “seed” an area by telemarketing to local businesses. These businesses are usually the high profile businesses (i.e., entertainment and amusement) that Itzyourmall does not charge to be a part of the program. They are brought on to help enhance the value of the Itzyourmall card in an area. As of September 30, 2004, Amerigroup had cash on hand totaling $1,546. This is sufficient working capital to meet the day to day operational cash needs of Amerigroup for approximately 7 days.

To actively grow the business pursuant to its current business plan however, Amerigroup needs $5,000,000 in operating capital for the next 12 months. We plan on raising this capital through a registered sale of our common stock pursuant to this registration statement. However, it cannot be certain as to whether we will be successful in selling the offering.

Trends

One of the trends that we have seen in the market is the fact that businesses are all starting to consider the idea of loyalty cards. Most of the businesses we contact all state that they were already considering making a loyalty card for their business. We feel that the grocery store industry started this trend and has helped it to grow. Consequently, Itzyourmall is an unintended beneficiary of the millions of dollars the grocery store industry has spent in educating the masses on the value of loyalty-rewards cards. Another trend we see in the market is the move towards public internet access terminals, or Kiosks as we like to call them. Kiosks are showing up in airport terminals and shopping malls all across the country. This trend is again a benefit for us as we begin placing our Kiosks throughout the country.

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

ITEM 3 - CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2004. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any pending legal proceedings other than in the normal course of business nor is any of its property subject to pending legal proceedings material to the fiscal well-being of the Company.

Item 2. Changes in Securities and Use of Proceeds.

During the quarter discussed in this report, Registrant has not sold securities without registration under the Securities Act of 1933.

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

By: /s/ Gary Whiting
Name: Gary Whiting
Title: Chief Executive Officer
    Principal Financial Officer
    Principal Accounting Officer