Form 10KSB
period 2004-12-31
PARA MAS INTERNET INC
filed 2005-06-23
CIK 1103145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

Commission File No. 000-30645

PARA MAS INTERNET, INC.
(Exact name of Registrant as specified in its charter)

NEVADA	59-3383240
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

700 North Neely Road, Suite 19, Gilbert, Arizona	85233
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (866) 321-7898

Securities registered pursuant to Section 12(b) of the Act: none

Securities registered pursuant to Section 12 (g) of the Act: common stock

Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer’s revenues for its most recent fiscal year. $569,105.00.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of June 3, 2005 is $719,446.41.

The number of shares of the issuer’s Common Stock outstanding as of June 3, 2005 is 286,077,479.

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

Early Development

During the late 1990’s, Bill Gates was credited with a statement to the effect that in the future there would be two kinds of businesses -- those that did business on the Internet and those that were out of business. At that time it was common for established retailers to be interested in trying to market their products over the Internet. However, most businesses did not have the expertise nor the resources to acquire an Internet presence. To fill this need, Amerigroup in 1999 created a virtual mall on the Internet called Amerigroupmall.com. For a fee, retailers could become part of the Amerigroupmall. A retailer would have a store front in the Internet mall prepared by Amerigroup and would be listed alphabetically on the mall directory. Shoppers could visit a retailer’s Internet site in the mall, see what products were for sale at what prices and print off coupons that would allow them to purchase those products at a savings. Shoppers would then go to the actual physical site of the retailer to purchase the desired products with the coupons.

In order to access Amerigroupmall.com and be able to take advantage of the coupons and the savings from the various retailers in the mall, a shopper would need to purchase an Amerigroupmall savings card. These cards were sold to the public by schools, churches and youth groups as fundraisers. A portion of the card sales would be retained by the selling group and the balance would be paid to Amerigroup. Each card would give its holder the user and pass words necessary to access the discount mall on the Internet.

The Amerigroup business model involved four parties--first was the retailer who now had a presence on the Internet at a very low cost and a shopper base who would be visiting the Amerigroup mall on a regular basis; second were the card holders who could access the mall via the Internet and receive discount coupons from the retailers having store fronts in the mall; third were the schools and youth groups who could make money by marketing the cards; and fourth was Amerigroup who received income from the sale of the cards and from the fees paid by the retailers for having a store front in the Amerigroupmall.

Evolution of business

In 2003 Amerigroup changed its business model to the Itzyourmall concept. Under this format, the access card is no longer sold by schools and youth groups but is issued by a participating business known as a co-brander. The access card bears the logo and design of the co-brander that issued it and appears to have been produced by that co-brander other than for the Itzyourmall logo in the lower right hand corner of the card.

When a card holder enters the Internet pursuant to the web address on a co-brander’s card, the card holder enters a virtual mall on the internet that belongs to the co-brander with the site being designed around the co-brander’s business and products. Through the site, however, the card holder can also access every other retailer nationwide that was part of Amerigroupmall as described above. Thus the site constitutes a nationwide Internet mall that appears to belong to the co-brander where the shopper that obtained his or her card from that co-brander can receive discounts from literally hundreds of merchants. At the present time we have approximately 300 different co-branders. As a result the Internet contains 300 different malls each containing the same nationwide association of retailers. However, each of the 300 malls bears the name of a different co-brander and a customer of a particular co-brander will shop in the mall that bears the name of his or her co-brander. Thus, each time we sign up a new co-brander, it is like a new mall is established for that co-brander and why we have now styled our business Itzyourmall (its your mall) because in effect it is the mall of the new co-brander. Every time we sign up a new retailer to be included in the shopping network, the retailer is added to every co-branded mall. Eventually we hope to have thousands of co-branded malls with each one containing an identical shopping network of thousands of stores offering discount shopping to the holder of any co-brander’s card.

Some mall retailers continue to issue coupons at their locations within the malls and have shoppers bring the coupons to the retailers’ physical locations to do their shopping and receive their discounts. Other mall retailers provide true Internet shopping with the shopper paying online with a debit or credit card and then having the purchased product shipped. Some retailers also sell gift certificates at a discount at their retail sites.

As one of their benefits, we provide the co-branders with the ability to communicate via email with each of their customers to whom they have issued a discount card in order to support the co-brander’s business and announce promotions and sales. For a fee, a co-brander can also email the customers of other co-branders. In this way, the Itzyourmall concept provides a powerful tool for cross marketing among the customers of all of our co-branders.

The co-brander also has the ability to provide its customers with a rewards program based upon the amount of product purchased from the co-brander by its customers. Our computer system can track the volume of purchases made by individual customers and current volumes can be checked by the co-brander and by the customer at any time on the Internet. The co-brander can then reward its customers with incentives based upon the amount of business the customers have transacted with the co-brander.

Our business operations as described above in this subsection include the following persons and groups.

•
Co-brander - The co-brander is a business who pays a set up fee and thereafter an annual fee to have a mall branded under its name as described above. Co-branders are generally small to mid-sized retail oriented businesses. The co-brander receives a supply of discount cards bearing its logo and design, to be issued to its customers. Through the Para Mas computer system, the co-brander can communicate with its customers via email and offer a rewards program to its customers. It can also cross sell its products to the customers of other co-branders. It shares in the revenues of any discount entertainment and amusement tickets and any gift certificates purchased by any of its card holders through the mall system.

•
Lister - A lister is a retailer who is part of our mall retail system and has a store front in each of the co-branded malls but chooses not to be a co-brander. Listers are generally small to mid-sized retail oriented businesses. Accordingly, a lister does not issue cards and does not have a mall co-branded in its name. It pays an initial and an annual fee for the advertising value of being a part of the Itzyourmall system and being able to sell product over the Internet.

•
Card holders - Card holders, who are generally the customers and employees of the co-branders, receive a discount card free of charge from a co-brander and with the card is able to purchase products and services at a discount from any retailer in the Itzyourmall system.

•
Para Mas - Para Mas creates and maintains the co-branded malls and the computer support for the operations of the co-branded malls. Para Mas shares in the revenues from initial and annual fees from the co-branders and the listers and from the sales of discount entertainment and amusement tickets and any gift certificates.

•
Sales network - A sales network exists for the purpose of signing up and servicing new co-branders and listers. This network shares in the revenue from initial and annual fees from the co-branders and listers and shares in the revenue from the sales of discount entertainment and amusement tickets and any gift certificates.

The cost borne by Para Mas associated with the operation and maintenance of the websites that support the co-branded malls is approximately $8,000.00 per month. This amount includes server hosting fees and staff salaries that maintain and upgrade the system.

Kiosks

Since the beginning of Amerigroup, we have had success selling discounted movie tickets and discounted tickets to theme amusement parks. These tickets are bought on line but then the actual tickets are sent out through the mail. To make delivery of the tickets more efficient, Para Mas created the Kiosk program. A Kiosk is a metal box that is approximately two feet wide and two feet deep and stands approximately five feet high. It has a monitor screen much like an ATM and is used to dispense movie and other tickets to our card holders as well as electronic tickets and certificates. The Kiosk is activated by a discount card and then the purchase is made by our card holder swiping a debit or credit card. The Kiosk then dispenses the tickets purchased. It is our plan to place Kiosks in public areas close to movie theaters or other entertainment venues where we have a high concentration of card holders. Our card holders will then be encouraged to purchase discount tickets through the Kiosk in connection with their attendance at the entertainment venue.

To date there are twenty-five Kiosks that are up and running that dispense Para Mas tickets. None of these Kiosks are owned by Para Mas. Due to the fact Para Mas has had limited operating capital, Para Mas had made arrangements for others to install and own the Kiosks. For example, every unit owner is required to purchase and install at least one Kiosk. The Kiosk owner receives $0.25 for every transaction made through the Kiosk. The Kiosk owner also receives all advertising revenue from advertisements posted on the Kiosk and for electronic advertising on the monitor screen. Para Mas receives $0.25 for each transaction made through a Kiosk. For every ticket or certificate purchased from a Kiosk, there is sales revenue shared between Para Mas and the region, territory and unit owners and the co-brander associated with the cardholder who made the purchase.

Marketing

The success of Para Mas is tied to the number of co-branders, listers and cardholders that buy and sell products and services over the Itzyourmall system. To grow this market place, Para Mas has divided the United States and Canada into regions and sold the Itzyourmall marketing rights for those regions. Each region covers a geographic area containing a population of approximately sixty million people. A region owner is then required to further sell the marketing rights within his region for each one million population segment called territories. The territory owner is then required to further sell the marketing rights within his territory for each one hundred thousand population segment called units. The unit owners receive training and support from the territory owners. Unit owners are required to obtain and maintain a minimum of 25 co-branders.

Each region contains approximately ten states. The regions were sold on a graduated basis, beginning at $100,000.00. The California ten state region, for example, was sold for $100,000.00 on March 16, 2004. The Texas region was also sold for $100,000.00 on December 15, 2003. However, the Florida region was sold for $150,000.00 and the New York region will be sold for $250,000.00. To date, we have sold the California region, the Texas region and have received deposits on the Florida region, the New York region, and the Canadian ten province region. The deposits for the Florida and New York Regions were received May 14, 2004. The deposit for the Canadian Region was received in 2003. Within the California region, territories have been sold that include Hawaii, Washington, Oregon, Idaho, Utah, Nevada, and parts of California. In the Texas region, territories comprising only Colorado have been sold. Territories that comprise Arizona have also been sold. Arizona is not a part of any ten state region package.

The owner of our marketing regions for California, New York and Florida is Mr. Gagon who resides in Phoenix, Arizona and was a promoter of ParaMas, since he was instrumental in developing the initial business of Amerigroup. The owner of our marketing rights for Texas is Everett Pollard who lives in Denver, Colorado. Our territory owners live in Seattle Washington, San Diego California, Sacramento California, Denver Colorado, Salt Lake City Utah, Provo Utah, Logan Utah, and Phoenix Arizona. We have co-branders in Washington, Idaho, Utah, California, Nevada, Arizona, and Colorado.

The region, territory and unit owners share in certain revenues that are generated in their respective areas. To date however, no revenues have been shared because our software did not produce the reports necessary to identify how revenues should be distributed. This is being remedied with upgraded software and we expect revenue sharing to begin in the near future. The impact of our initial software deficiency has been to delay our ability to achieve revenues as quickly as we had hoped.

Our marketing operation has been designed to proceed based upon the efforts of the owners of the regions, territories and units as a result of the economic incentives built into the system. The region owners will ultimately have ongoing residual income when all territories and units are sold and functioning. This is also true for the territory and unit owners. It is the responsibility of the region owners to locate potential territory owners just as it is up to the territory owners to locate unit owners and up to the unit owners to locate co-branders. All of this operates outside of the day-to-day functioning of the business operations of ParaMas. Our CEO, Mr. Whiting, does spend substantial time assisting the region owners in developing this marketing structure. Otherwise, there are no employees at ParaMas that work in this area.

Para Mas receives the proceeds from the sale of the regions. Proceeds from the sale of the territories stays with the region owners and proceeds from the sale of the units stays with the territory owners. After all of the regions, territories and units have been sold and paid for, all revenues to Para Mas, the region owners, the territory owners and the unit owners will come from revenues from co-branders and listers and revenue sharing as applicable. During our fiscal year ended December 31, 2004, revenues generated through the sale of marketing rights totaled $ 465,000 and revenues from our sale of co-branders, listers, tickets and sales materials totaled $ 104,105.

It has been suggested that our structure for the distribution of the regions, territories, and units resembles a pyramid structure potentially in violation of applicable state law. An illegal pyramid sales scheme generally has four basic elements. First, a person is required to pay a consideration of some kind. Second, this payment acquires the opportunity to receive a benefit, usually monetary, which is primarily related to the inducement of additional persons. Third, the benefit received is not derived primarily for the volume or quantity of product sold. Fourth, the number of additional persons induced to participate in the same marketing plan is unfixed and actually considered to be endless.

While the distribution of our marketing territories does use some of the four elements, it does not fall under the purview of being an illegal pyramid marketing scheme, when taken as a whole. We fall under the first element only because we require a payment for receiving the marketing rights for our products in a specific geographic territory. Companies often charge fees for things like licensing rights. These companies are not illegal pyramid structures just because they charge a licensing fee.

The second element of an illegal marketing scheme requires the inducement of an unlimited number of persons into the sales program. Under the third element, the illegal marketing is primarily contingent on the inducement of additional persons into the program and not on the volume or quantity of goods and services sold. While our region owners are required to divide and sell their regions smaller geographic locations, they do not receive any monetary benefit for the induction of other persons into the Itzyourmall sales program. Once the region is divided and sold, the region cannot induce any more persons into the Itzyourmall sales program and the region will not receive any more compensation except when product is sold in those territories. When the territory owners sell off the units, the territories will not receive any more compensation except when product is sold in those units. In illegal schemes, money flows from the bottom up, every time a new person buys into the program. That is not the case here. The region owner does not make money off of the territory owner’s sale of his units and Para Mas does not make money off the sale of the territories or the units. After the territories are sold, the only time the region owner will make money is when the unit owner sells product or the card holders purchase product.

To sum up, under the second and third elements of an illegal marketing scheme, the benefits derived from participation in the scheme is based primarily on the introduction of more persons into the scheme. Everybody makes money on the introduction of those new persons into the program all the way up to the top.

As to the last element, most statutes state that the illegal marketing plans are based on the idea of unlimited numbers. Para Mas sells exclusive marketing rights to specific geographic areas. Once those areas are sold, any resemblance of our company to a pyramid sales structure is over. While it is true that New York’s statutes do specifically state that the limitation of the number of people allowed to participate does not change the illegal scheme, we clearly do not fit into that category as the sole focus of our program is to get enough committed people into the market place to sell our product. The sale of our product is where we make our money. We make money on the enlistment of co-branders. We make money on the enlistment of listers. We make money every time a card holder purchases discount entertainment and amusement tickets and gift certificates. That is our focus. The unit based marketing plan is simply a means to get an effective marketing structure in place as quickly possible.

Competition

Our research shows that AGI is the only company that is selling discount tickets and discount gift certificates through a universal, integrated platform which maintains separate and distinct malls for individual businesses. We also have been unable to find any other company selling those tickets through kiosks. There are companies on the internet who are selling tickets, but our research shows that those tickets are marked up over and above the actual retail price. We took a survey of major ticket sellers on the Internet and in each case they were selling tickets at retail and then charging a transaction fee. Our sales are always discounted less than retail.

While we have not been able to find a business that could be considered a direct competitor to ours, there are businesses that have components similar to ours. These businesses include coupon books, entertainment books, loyalty cards and coupon mailers. Many of these are locally based businesses. One national business is The Entertainment Coupon Book. The Entertainment Coupon Book, however, does not sell discounts directly nor does it create individualized loyalty-rewards cards for businesses. Like other smaller coupon books, the Entertainment company sells a package of coupons for a one-time fee through fund-raisers. These coupons are then used by the purchaser to present at the participating place of business. There are card companies like The Starving Students Card and the Student Discount Card. These companies only derive their income from the sale of their card to the individual cardholder. They do not co-brand with other businesses. They do not sell tickets and discount certificates like we do.

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

Item 2. Description of Property

The business operations of Para Mas are located at 700 N. Neeley, Suite 19, Gilbert, Arizona 85233. At that location we have office space of approximately 2,500 square feet for which we pay a monthly rent payment of $2,820.70. Our lease of this space expires in September 2005. We do not expect any difficulty in locating space upon the expiration of the lease that will be suitable to our needs.

Item 3. Legal Proceedings

We are not currently a party to any legal proceedings. Our agent for service of process in Nevada is Rodney E. Sumpter, 139 Vassar Street, Reno, Nevada 89502.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the share holders during the fiscal year ended December 31, 2004.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholders Matters

No Present Public Market

There is no active public market for our common stock.

Option, Warrants and Registration Rights

We have no outstanding options or warrants to purchase, or securities convertible into, common equity of Para Mas. Other than the shares for the selling shareholders listed herein, there are no shares Para Mas has agreed to register under the Securities Act. There are 21,303,216 common shares being registered pursuant to this registration statement, 11,111,111 of which will be offered by Para Mas and 10,192,105 of which may be offering by the selling shareholders.

Rule 144 Shares

A total of 281,248,039 shares of our common stock is available for resale to the public in accordance with the volume and trading limitations of Rule 144 of the Act.

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

Under Rule 144(k), a person who is not one of the company's affiliates at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least 2 years, is entitled to sell shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144. There are 99,741,261 common shares of Para Mas that may be sold at the present time under Rule 144(k).

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

Penny Stock Rules

The Securities Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which:

---contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
---contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws;
---contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and significance of the spread between the "bid" and "ask" price;
---contains a toll-free telephone number for inquiries on disciplinary actions;
---defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and
---contains such other information and is in such form (including language, type, size and format), as the Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer:
---with bid and offer quotations for the penny stock;
---	the compensation of the broker-dealer and its salesperson in the transaction;
---	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
---	monthly account statements showing the market value of each penny stock held in the customer's account.

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

Holders of Our Common Stock

As of the date of this registration statement, we have approximately 725 registered shareholders.

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

Item 6. Management’s Discussion and Analysis or Plan of Operation

Background

Para Mas acquired Amerigroup, Inc. on or about April 12, 2004. Para Mas issued 271,205,934 shares of common stock in exchange for 100% of the issued and outstanding stock of Amerigroup. Following the acquisition, Amerigroup is a wholly owned subsidiary of Para Mas. The transaction was accounted for as a reverse merger and a recapitalization of Para Mas.

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

Fiscal Year Ended December 31, 2003

During the fiscal year ended December 31, 2003, ParaMas had net revenues of $180,612. Approximately $109,000 of these revenues were derived from the sale of marketing rights. Approximately $71,612 were derived from fees obtained from co-branders entering our system. During the same period we incurred expenses totaling $817,830 giving us a loss from operations of $637,218.

Some major components of our expenses were $243,500 in salaries, $137,548 in contract labor, a one time payment of $40,000 to repurchase marketing territories, and $57,184 for web hosting fees. Much of this expense was incurred in our attempts to build a marketing structure. We felt by building a marketing structure outside of ParaMas as discussed above, we could build a strong base for our products without incurring the expenses within ParaMas. Much of our effort in 2003 was focused on the development of this marketing structure.

Mr. Gagon resigned from the company to launch and test our marketing plan. We needed to have a non-affiliate purchase the rights and we needed to test the program. Mr. Gagon was very successful in his marketing efforts so we sold him the California ten state Region for $100,000.00 cash payment to Para Mas, which was paid and received in 2003. Because he was successful in marketing the California Region, it was decided to let him buy the New York and Florida ten state Regions on credit. With only $5,000.00 down for each of these two Regions, Mr. Gagon will pay out 20% of each Territory sale to Amerigroup until he has paid $150,000.00 for Florida and $250,000.00 for New York. These transactions are the reason why our accounts receivable balance exceeds the total sales for 2004.

Fiscal Year Ended December 31, 2004

During the fiscal year ended December 31, 2004, ParaMas had revenues of $489,024. Approximately $465,000 of these revenues were derived from the sale of marketing rights, which was an increase of $356,000 when compared with revenues derived from the sale of marketing rights in 2003. By the end of 2004, we had sold all marketing rights in the United States and Canada from which ParaMas will derive direct compensation. We do not expect to have additional revenues from the sale of marketing rights until we open up marketing regions in Europe, Australia, South America, and Asia sometime in the future. These foreign regions are not expected to be opened up in 2005. Therefore, we expect no revenues from the sale of marketing rights during 2005, which has been our most significant source of revenue for 2003 and 2004.

During 2004, $104,105 were derived from fees obtained from co-branders entering our system. This is down $206,218 from 2003. The decrease came as a result of our CEO, Mr. Whiting, and Mr. Gagon focusing their efforts on building and testing our marketing structure in 2004, rather than signing up new co-branders. It is our hope that our marketing system will begin to produce revenues from new co-branders and listers in 2005 without the direct selling efforts of Mr. Whiting and Mr. Gagon and that we will experience an increase in revenues in this category in 2005. We do not know at this time, however, whether this will be the case. We expect that as our marketing structure develops more co-branders and more listers we will see significant increases in this source of revenue.

During 2004 we incurred expenses totaling $864,647 giving us a loss of $375,623. It is possible that this loss figure will increase during 2005 due to the fact that we are not expecting revenues from the sale of marketing rights during 2005. It should be remembered that our revenues from the sale of marketing rights in 2004 totaled $465,000.

Liquidity

Our expected cash flow needs over the next twelve months will be a minimum of $50,000.00 monthly and could peak at $100,000.00 monthly as sales volumes increase, since this means increased costs in: production, customer service, marketing, and management. When the Units have sold their 25 business quotas in the four ten state Regions, we believe we will easily be able to cover our cost of operations. Our expectations are that we will be able to sell twenty percent of the Territories in all four Regions over the next twelve months. We expect those Territories to sell twenty percent of their Units during that same period. Even though the Units agree to sell 25 businesses during that period as well, our projection is based upon them selling only five which we believe will be realized. Assuming we meet these levels, we would have annual gross revenue of $547,000.00, which would be close to covering our expenses for the year. Part of our marketing strategy includes Itzyourmall helping to “seed” an area by telemarketing to local businesses. These businesses are usually the high profile businesses (i.e., entertainment and amusement) that Itzyourmall does not charge to be a part of the program. They are brought on to help enhance the value of the Itzyourmall card in an area. As of December 31, 2004, Amerigroup had cash on hand totaling $2,577. This is sufficient working capital to meet the day to day operational cash needs of Amerigroup for approximately 7 days.

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

Item 7. Financial Statements

PARA MAS INTERNET, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004 and 2003

(AUDITED)

To the Board of Directors and Stockholders
Para Mas Internet, Inc.
(A Development Stage Company)
Gilbert, Arizona

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheets of Para Mas Internet, Inc. as of December 31, 2004 and 2003, and the related statements of loss, stockholders' equity, and cash flows for the period of Inception (February 13, 2001) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of at December 31, 2004 and 2003, and the results of its operations and its cash flows for the period of Inception (February 13, 2001) to December 31, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Franklin Griffith & Associates
March 27, 2005
Las Vegas, Nevada

PARA MAS INTERNET, INC.
BALANCE SHEETS
AS OF DECEMBER 31, 2004 AND 2003 (AUDITED)
		Adjusted
ASSETS	Consolidated	Consolidated
	As of	As of
	12/31/2004	12/31/2003
CURRENT ASSETS
Cash	$2,577	$85,563
Inventory	7,352	-
Accounts Receivable	12,800	32,000
Accounts Receivable - Related Party	156,000	-
Allowance for doubtful Accounts - short term portion of receivables	(88,880)	-
Note Receivable - Related Party	59,850	7,543
Total current assets	149,699	125,106

FIXED ASSETS
Land	232,000	232,000
Vehicle	24,850	24,850
Computer Equipment	11,894	11,894
Office Equipment	6,000	6,000
Accumulated Depreciation	(29,267)	(12,863)
Total Fixed Assets	245,477	261,881

OTHER ASSETS
Note Receivable - long term portion, net of allowance - Related Party	234,000	-
Note Receivable - long term portion, net of allowance	19,200	-
Allowance for doubtful Accounts - long term portion of receivables	(133,320)	-
OTHER ASSETS	119,880	-

TOTAL ASSETS	$515,056	$386,987

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Notes payable	50,936	-
Accounts payable	67,114	28,462
Interest payable	833	833
Salary payable	1,606,779	1,306,778
Payroll liabilities	36,238	36,238
Note payable - Related Party	231,580	242,252
Total current liabilities	1,993,480	1,614,563

LONG TERM LIABILITIES
Notes payable	-	47,991

TOTAL LIABILITIES	1,993,480	1,662,554

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 500,000,000 shares
authorized, 286,077,479 and 271,205,934 shares issued and outstanding as of
December 31, 2004 and December 31, 2003, respectively	281,248	27,643
Additional paid in capital	1,567,578	1,615,087
Accumulated deficit	(3,327,249)	(2,918,296)
Total stockholders' equity (deficit)	(1,478,424)	(1,275,567)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$515,056	$386,987
	0	0

The accompanying notes are an integral part of these consolidated financial statements.

PARA MAS INTERENT, INC.
STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
FROM THE INCEPTION TO AND THE YEARS ENDED DECEMBER 31, 2004 AND 2003
(AUDITED)

			From Inception
	For the twelve months ended	For the twelve months ended	(February 13, 2001) to
	December 31, 2004	December 31, 2003	December 31, 2004

REVENUES - Marketing Rights	$465,000	$109,000	$574,000
REVENUES - Cobrand Products	104,105	310,323	529,870
COST OF REVENUES	(80,081)	(238,711)	(357,915)
GROSS PROFIT (LOSS)	$489,024	$180,612	$745,955

EXPENSES:
General and administrative	617,508	777,056	3,437,503
Bad debt expense	222,200	-	222,200
Depreciation	16,404	12,374	29,267
Professional fees	36,935	-	343,635
Total expenses	893,047	789,430	4,032,605

Operating income (loss)	(404,023)	(608,818)	(3,286,650)

OTHER INCOME (EXPENSE)
Interest	(5,826)	(1,300)	(13,095)
Write down of assets	-	(28,400)	(28,400)
Other expenses	896	-	896
Total other income (expense)	(4,930)	(29,700)	(40,599)

LOSS FROM OPERATIONS	(408,953)	(638,518)	(3,327,249)

NET INCOME (LOSS)	(408,953)	(638,518)	(3,327,249)

ACCUMULATED DEFICIT - Beginning	(2,918,296)	(2,279,778)	-
Adjustment from reverse acquisition	-	-	-
ACCUMULATED DEFICIT - End	(3,327,249)	(2,918,296)	(3,327,249)
	(3,327,249)	-	-
LOSS PER SHARE BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)

PER SHARE INFORMATION:

Basic and dilulted Weighted average Number of
Shares Outstanding	282,359,592	271,205,934	270,634,715

The accompanying notes are an integral part of these consolidated financial statements.

PARA MAS INTERENT, INC.
STATEMENTS OF CASH FLOWS
FROM INCEPTION TO AND YEAR ENDED DECEMBER 31, 2004 AND 2003
(AUDITED)

	Twelve Months	Twelve Months	From Inception
	Ended	Ended	(February 13, 2001) to
	12/31/2004	12/31/2003	December 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income / (Loss) from Operations	$(408,953)	$(638,518)	$(3,327,249)
Adjustments to reconcile net income
to net cash provided
Common stock options issued for services, assets and to settle debt	206,096	(55,281)	645,519
Change in assets and liabilities:
Depreciation Expense	16,404	12,374	29,267
(Increase) / Decrease in Accounts Receivable	(167,800)	(32,000)	(79,920)
(Increase) / Decrease in Inventory	(7,352)	-	(7,352)
(Increase) / Decrease in Note Receivable	(52,307)	28,400	(179,730)
(Increase) / Decrease in Note Payable	50,936	-	87,174
Increase / (Decrease) in Payroll Liability	300,001	318,450	1,606,779
Increase / (Decrease) in Accounts Payable	38,652	-	67,947
Net cash provided by (used in) operating activities	(24,323)	(366,575)	(1,157,565)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchase)/Sale of Fixed Assets	-	-	(42,744)
Net cash provided by (used in) investing activities	-	-	(42,744)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Stock	-	256,744	971,306
Increase/(Decrease) in Short Term Notes Payable - Related Party	(58,663)	179,648	231,580
Net cash provided by (used in) financing activities	(58,663)	436,392	1,202,886

Net increase (decrease) in cash	(82,986)	69,817	2,577
Balance at beginning of Period	85,563	15,746	-
End of Period	$2,577	$85,563	$2,577
$ -		$-	$0
$ -		$-	$0
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
SUPPLEMENTAL INFORMATION:
Interest Paid	$5,826	$1,300	$-
Taxes Paid	$-	$-	$29,977

The accompanying notes are an integral part of these consolidated financial statements.

PARA MAS INTERNET, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDER' EQUITY
AS OF DECEMBER 31, 2004
(AUDITED)

	Common	Common	Additional
	Stock	Stock	Paid-in	Subscription	Income	Total
	Shares	Amount	Capital	Receivable	(Deficit)	Equity

Issuance of common
stock for cash	261,595,000	$26,160	$275,784	$(32,080)		269,864

Issuance of common
stock for services	4,465,000	447	129,791			130,238

Deficit for the year
ended December 31, 2001	-	-	-	-	(1,392,864)	(1,392,864)

Balance at December 31, 2001	266,060,000	26,606	405,575	(32,080)	(1,392,864)	(992,763)

Issuance of common
stock for cash	6,794,000	679	668,683	(345,575)		323,788

Issuance of common
stock for services	375,000	38	37,500			37,538

Issuance of common
stock for fixed assets	250,000	25	24,975			25,000

Removal of subscribed stock	(2,273,066)	295	478,354	377,655	-	856,304

Deficit for the year
ended December 31, 2002					(886,914)	(886,914)

Balance at December 31, 2002	271,205,934	$27,643	$1,615,087	$-	$(2,279,778)	$(637,048)

Deficit for the year
ended December 31, 2003					(638,518)	(638,518)

Balance at December 31, 2003	271,205,934	$27,643	$1,615,087	-	(2,918,296)	(1,275,566)

Reverse Acquisition with ParaMas	4,829,440	$243,563	$(106,569)	-	-	136,994

Issuance of stock to creditors	10,042,105	$10,042	$59,060	-	-	69,102

Loss for the year ended
December 31, 2004	-	-	-	-	(408,953)	(408,953)

Balance at December 31, 2004	286,077,479	$281,248	$1,567,578	-	(3,327,249)	(1,478,423)

The accompanying notes are an integral part of these consolidated financial statements.

PARA MAS INTERNET, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBR 31, 2004
NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements as follows.

Business and Basis of Presentation - Para Mas was incorporated on June 6, 1994 as U.S. Medical Management, Inc., a subsidiary of Waterloo Wheels, Inc., a British Columbia company. On June 27, 1994, the shareholders of Waterloo Wheels exchanged all of their shares for shares in U.S. Medical Management and Waterloo Wheels was dissolved. The activities of Waterloo Wheels and U.S. Medical Management were confined to organizational matters and identifying business opportunities. They conducted no business. In June 1995, U.S. Medical Management acquired the business of Ken Venturi Golf Centers, Inc. and changed its name to Ken Venturi Golf, Inc. ("KVGI"). KVGI was listed on the OTC Bulletin Board and was engaged in franchising indoor golf training centers under a license from Ken Venturi, a noted golf professional. The business of KVGI did not succeed and the company ceased operations in May 1997. Upon ceasing operations, Para Mas attempted to locate and negotiate the acquisition of other business opportunities. On November 1, 2000, Para Mas entered into agreements that would lead to the acquisition of the business assets of International Bible Games Inc. and Destination T.B.G. Development & Marketing Corp. Though pursued over a period of time, Para Mas was ultimately unable to acquire these assets. On April 12, 2004, Para Mas acquired 100% of the issued and outstanding shares of Amerigroupmall, Inc., a Nevada corporation via a reverse merger and recapitalization. (see Note 7).

Even though the Company has generated sales revenues, the Company has incurred substantial expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2004 the Company has an accumulated deficit of $3,327,249.

Amerigroupmall, Inc. ("Amerigroupmall") was incorporated on June 13, 2001 as a Nevada corporation. The initial Amerigroupmall concept was born in 1999 as a discount card that was sold as a fund-raiser for schools, clubs and non-profit organizations. Purchasers of the card could receive discounts one of two ways. First, it could be presented at some merchants for an immediate discount upon purchase of goods or services. Second, it could be used to purchase discount tickets to entertainment venues distributed by Amerigroupmall. This concept was changed in 2003, when Amerigroupmall decided to drop the fund raising model and sell the discount card directly to businesses for redistribution to their customers.

Mobilescan Inc. ("Mobilescan") was incorporated on September 27, 2001 as a Nevada corporation. Mobilescan, Inc. was a provider of CD Rom law libraries and custom Legal Forms and Billing Software. MobileScan was acquired by Para Mas in 2004 by virtue of the Amerigroupmall acquisition. All business operations within MobileScan have ceased.

The officers and directors of the Company are currently delinquent in filing their respective Form 5, Statement of Beneficial Ownership, with the Securities and Exchange Commission.  Management has stated the officers intend to file their Form 5’s shortly.

Liquidity - As shown in the accompanying financial statements, the Company incurred a net loss of $408,953 during the period ended December 31, 2004. The Company's current liabilities exceeded its current assets by $1,843,781.

Advertising - The Company will recognize advertising expenses in accordance with SOP 93-7 "Reporting on Advertising Costs." The Company did not incur advertising costs during the period ended December 31, 2004.

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

PARA MAS INTERNET, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBR 31, 2004

The estimated net operating loss for the company, given the current situation is:

Accumulated deficit	$(3,327,249)
Valuation allowance	3,327,249
$-

Management feels the Company will have a net operating loss carryover to be used for future years. Such losses may not be fully deductible due to the significant amounts of non-cash service costs.

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

Office Space - As of September 2004, the company’s office lease has expired. The company signed a new office lease on August 9, 2004 for a one-year term (ending August 31, 2005) for a 2,075 office space located at 700 North Neely, Suite 12, Gilbert, AZ. The base rent is $1,308 per month. The company has a one year renewal option which they currently intend to exercise.

Printing Company relationship - Itzyourmall is currently contracting all of its printing through Mikey's Print Shop. The company has a contract with Mikey's that pays Mikey's a base monthly fee of $2,500 a month. This base gives the company the prints, and it also includes all of the graphic design of the cards and the web malls. The base will give the company approximately 25,000 cards a month but does not include materials. Materials run approximately $0.15 per card. Materials include ink, teslin (the specially manufactured paper the company print on, for the cards), laminate, and stock paper. The associated printing costs are reflected in the financial statements as a cost of goods sold.

Revenue Recognition - The company recognizes revenues as the marketing rights and co-brands are sold. Upon the sale of the marketing rights, the company does not have any material future obligations to the purchaser. The purchaser must sell their respective territories in their region. If they do not, the company has the discretion to cancel the contract. All support and sales materials provided to territory owners is paid for by the respective territory owners as such support / materials are utilized. (See Note 7 - Revenue, Accounts Receivable, and Allowance for Doubtful Accounts)

Outside of revenues from the sale of marketing rights, the company derives income from: (1) co-brand sales; (2) advertising sales/listers; (3) ticket/gift certificate sales; and (4) printing and sales supplies. The co-brand package is sold for $2,495.00. This includes one thousand cards and a mall. Itzyourmall receives $1,095.00 of that sale. If a co-brand buys the basic package and orders additional cards over and above the 1st 1,000 cards, the co-brander pays $1.50 for each additional card. Itzyourmall gets .65¢ of that $1.50.

PARA MAS INTERNET, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBR 31, 2004

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Some businesses don't want cards or a mall, but they want to be advertised on all the malls. The company refers to these businesses as “listers”. Listers pay $800 a year to be a lister of which Itzyourmall makes $200. Whenever a cardholder buys a ticket or a gift certificate, Itzyourmall makes a small mark-up. Generally the ticket or gift certificate is marked up by Itzyourmall from 5% to 10%. Itzyourmall makes up to 30% of that mark up. All materials and supplies bearing the Itzyourmall logo have to be purchased from Itzyourmall. All the marketing rights company’s buy their sales materials from the company. The company marks all the supplies up 30%.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amount and disclosures. Accordingly actual results could differ from those estimates.

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

Stock Based Compensation - In December 2002, the FASB issued Statement of Financial Accounting Standards No.148 ("SFAS No.148"),"Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2003 and will adopt the interim disclosure provisions for its financial reports for the quarter ended December 31, 2004.

PARA MAS INTERNET, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBR 31, 2004
Consolidation Policy / Minority Interest in Earnings - The accompanying consolidated financial statements include the accounts of Paramas / Amerigroupmall and its different business segments: Mobilescan. All significant inter-company balances and transactions have been eliminated. As of December 31, 2004, the company owns 91% of Mobilscan. (See Note 10)

NOTE 2 - GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, from its inception the Company has incurred losses of $3,327,249. This factor among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's existence is dependent upon management's ability to develop profitable operations and resolve it's Liquidity problems. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company's liquidity, the Company is actively pursing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

The company’s expected cash flow needs over the next twelve months will be a minimum of $50,000 per month and could peak at $100,000 per month as sales volumes increase, as this would means increased costs in: production, customer service, marketing, and management. As of December 31, 2004, Amerigroupmall had cash on hand totaling $2,577. The company feels this is sufficient working capital to meet the day to day operational cash needs of Amerigroupmall for approximately 7 days.

To actively grow the business pursuant to its current business plan however, Amerigroupmall needs $5,000,000 in operating capital for the next 12 months. The company hopes to raise this capital through a registered sale of common stock pursuant to a Form SB-2 registration statement. However, it cannot be certain as to whether the company will be successful in selling the offering.

NOTE 3 - STOCKHOLDERS' EQUITY

Beginning on or about January 24, 2003 and ending on or about November 8, 2003, Amerigroupmall raised approximately $648,826 from a total of 32 investors.

In April 2004, ParaMas completed a 10 for 1 reverse merger to bring the total issued and outstanding shares to 4,829,440. The company then issued 271,205,934 shares for the acquisition of Amerigroupmall. Concurrent with the latter issuance, the company issued 10,042,105 to various individuals to settle potential claims against the company. The issuance of the 10,042,105 shares has been recorded as an expense of $69,102, which values the stock at $0.00688 per share, or the equivalent value per share which was allocated to the purchase of Amerigroupmall on the same date. See Note 8 Recapitalization and Acquisition of Amerigroupmall, Inc. See Note 9 Related Party.

As of December 31, 2004, the company has 500,000,000 shares authorized and 286,077,479 shares issued and outstanding.

PARA MAS INTERNET, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBR 31, 2004

NOTE 4 - FIXED ASSETS

As of December 31, 2004, the Company has the following fixed assets:

Vehicle	$24,850
Office Equipment	6,000
Computer Equipment	11,894

The company additionally owns land on the books at $232,000. This is comprised of 10 acres of land in Mojave County (near Mesquite, Nevada) of $175,000 and 28.5 acres of land in California at approximately $57,000. This land was acquired in 2001 by Amerigroupmall. There is currently no debt encumbering the land. Management has determined at year end there is no need to adjust or impair any of the fixed assets on the company’s books.

NOTE 5 - WARRANTS AND OPTIONS

As of December 31, 2004, there are no warrants or options outstanding to acquire any additional shares of common stock that are not disclosed in the equity section of the balance sheet.

NOTE 6 - SALARIES PAYABLE

At December 31, 2004, there is approximately $1,606,778 of accrued payroll, with $1,124,278 being due to Gary Whiting and $482,500 being due to Fred Gagon.

NOTE 7 - REVENUE, ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

During the year ended December 31, 2004, the company sold the exclusive rights to sell and distribute discount cards, websites, and store front listings for the three ten state regions. The California Region was sold for $100,000 on March 16, 2004. The Florida region was sold for $150,000 and the New York region was sold for $250,000 to Fred Gagon, who was the previous Senior Vice President of the recently acquired Amerigroupmall, Inc. The Company has not collected payment for the Florida and New York Regions, but $5,000 deposits were paid on each of those regions on May 14, 2004. The remaining portions of the payment prices for the Florida and New York Regions has been booked as accounts receivable and was expected to be received in full prior to November 16, 2004, this did not occur.

Management has determined to create an allowance for doubtful accounts to accurately reflect the current receivables in the company. While the company hopes to receive the full receivable amount, based on historical payments, the age of the receivables, and potential difficulty of collection, these amounts have been allocated accordingly. After a receivable is greater than 30 days old, the company will allocate approximately 5% per month of the respective receivable to an allowance account. As money is collected on the account, the allowance account is correspondingly adjusted.

For the receivables that are expected to be received within 12 months from the balance sheet date (approximately 40%), these are reflected in the current asset section of the financial statements. The other receivables reflected as “Long Term Receivables, net of current portion” on the financial statements.

PARA MAS INTERNET, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBR 31, 2004
Accounts receivable at December 31, 2004 and 2003 consist of the following:

                                                                                                      2004                               2003
Current accounts receivable	$12,800	$32,000
Non-current accounts receivable	19,200	0
Total accounts receivable	32,000	32,000

Current accounts receivable (related party)	$156,000	$0
Non-current accounts receivable (related party)	234,000	0
Total related party accounts receivable	390,000	0

Less: Allowance for doubtful accounts (current)	88,880
Allowance for doubtful accounts (non-current)	133,320	0
Total Allowance for doubtful accounts	$222,200	$0

NOTE 8 - RECAPITALIZATION AND ACQUISITION OF AMERIGROUPMALL, INC.

Para Mas acquired 100% of the issued and outstanding shares of Amerigroupmall, Inc., (AGI), on April 12, 2004. Para Mas issued 271,205,934 shares of common stock in exchange for 100% of the issued and outstanding stock of Amerigroupmall. In connection with the acquisition, the common shares were reverse split on a one-for-ten basis. As a result of the merger, the stockholder's of AGI gained voting control of Para Mas. Accordingly, for accounting purposes the transaction is accounted for as had AGI acquired Para Mas. AGI is the surviving Company and its accumulated deficit survives the transaction. In this regard, an adjustment has been made to eliminate the historical stockholders’ equity accounts of Para Mas, the accounting acquiree. The financial statements presented reflect the historical financials of Amerigroupmall.

Concurrent with the latter issuance, the company issued 10,042,105 to various individuals to settle potential claims against the company. The issuance of the 10,042,105 shares has been recorded as an expense of $69,102, which values the stock at $0.00688 per share, or the equivalent value per share which was allocated to the purchase of Amerigroupmall on the same date. See Note 3 Stockholders’ Equity.

NOTE 9 - RELATED PARTY

Pursuant to the Securities Act of 1933, Mr. Freddy H. Gagon is a promoter of Para Mas. At that time, Freddy H. Gagon was held liable in a state securities litigation resulting in a judgment issued on July 19, 1996 and filed with the clerk of court on October 21, 1996. Case No. CV95-02582. The Superior Court of the State of Arizona in the County of Maricopa found that Mr. Gagon had not registered to sell securities, had received commissions and partnerships in exchange for the sale of securities, and that the documents of the respective entities that were used to sell the securities made material misrepresentations of fact. Damages of $700,000 were awarded to the plaintiffs. Mr. Gagon has been permanently enjoined from selling unregistered or non-exempt securities within the state of Arizona. The 1996 judgment against Mr. Gagon had no effect upon the company and was prior to his affiliation with the company.

An officer of the Company, Gary Whiting personally borrowed money from a third party, which money Mr. Whiting then loaned to MobileScan to support MobileScan’s operations and expenses. MobileScan transferred land whose value on the books of MobileScan was $90,000 to the third party to secure the third party’s debt. The land was made up of 6 parcels at $15,000 each.

PARA MAS INTERNET, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBR 31, 2004

Accounts Receivable

Fred Gagon, a stockholder of the Company, owning approximately 2%, is also the owner of two affiliate companies, Itzyourmall New York and IYMall Utah, LLC. Accounts receivable from these related companies at December 31, 2004 and 2003 were $390,000 and $0, respectively. Refer to Note 7 for additional information pertaining to these receivables.

Notes Receivable

Gary Whiting, the CEO and President of the Company, owning approximately 63% is also the owner of an affiliated company, Lawyours, to which the Company made a loan for the amount of $46,517.

Salaries Payable

At December 31, 2004 and 2003, there is approximately $1,606,778 of accrued payroll, with $1,124,278 and $824,278 being due to Gary Whiting and $482,500 and $482,500 being due to Fred Gagon, respectively.

Notes Payable

Gary Whiting, the CEO and President of the Company, owning approximately 63% has made loans to the Company for operations and expenses. Notes payable to this related party at December 31, 2004 and 2003 were $10,204 and $13,704, respectively. Gary Whiting is also a stockholder of two related companies, Itzyourmall Kiosk Nevada and Itzyourmall Kiosk. These companies have made loans to the Company for operations and expenses. Notes payable to these affiliated companies at December 31, 2004 were $12,907 and $174,973, respectively.

Fred Gagon owning approximately 2%, has made loans to the Company for operations and expenses. Notes payable to this related party at December 31, 2004 and 2003 were $12,636 and $0, respectively.

The above referenced loans do not have specific repayment terms or due dates. Starting in 2005, the related party loans will accrue interest at 4% per year.

NOTE 10 - MINORITY INTEREST IN EARNINGS

As of December 31, 2004, Amerigroupmall, Inc. held a 91% interest in Mobilescan, Inc. All business operations within Mobilescan have however ceased. For the periods reported, the full consolidation of all entities is reported under the parent company’s filings as the parent maintains of both voting and operational control. All intercompany balances have been removed.

NOTE 11 - ADJUSTMENT TO PRIOR FINANCIALS

The financial statements include all adjustments that in the opinion of management are necessary in order to make the financial statements not misleading. A prior period adjustment has been made to the financial statements of Amerigroupmall for the 2002 year to account for the removal of stock subscriptions, to adjust the equity accounts to their correct balance, and to record the proper asset value on the books.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our accountants on accounting or financial disclosures.

Item 8A. Controls and Procedures.

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Gary Whiting. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us which is required to be included in our periodic SEC filings and that the controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

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

PART III

Item 9. Directors and Executive Officers of the Registrant

Our executive officers and directors and their respective ages as of June 13, 2005 are as follows:

Directors:

Name of Director           Age

Gary Whiting         48

Executive Officers:

Name of Officer       Age      Office

Gary Whiting        48       President, Principal Executive Officer
Principal Accounting Officer
Principal Financial Officer
Secretary/treasurer

Mr. Whiting became an officer and a director of Para Mas on or about February 11, 2004. He is an entrepreneur having both a legal and a management background. Mr. Whiting graduated from BYU Law School with a Master in Public Administration in 1988. Mr. Whiting served as Associate Legislative Counsel from 1988 to 1990. As Associate Legislative Counsel, Mr. Whiting assisted the Utah State Legislature in legal research and in drafting language for proposed bills during the legislative sessions. He also served as counsel to the Administrative Rules Review Committee which met when the Legislature was not in session. The Administrative Rules Review Committee was a Legislative oversight committee that oversaw the Administrative Rulemaking process for the state of Utah. Mr. Whiting got the idea to create a CD-ROM law disc while serving at the Utah State Legislature, which eventually led to the creation of the Itzyourmall loyalty-rewards discount card program. Mr. Whiting’s main duties involved legal research. His research was done without the aid of computer assisted research. When Mr. Whiting approached his employer about subscribing to an on-line computer assisted research service, he was told that it was too expensive. It was then that Mr. Whiting decided he would create an affordably priced CD-ROM product. He resigned as Associate Legislative Counsel and formed a scanning company called MobileScan which was his primary business pursuit from 1994 to 1998. He had three objectives: first, he wanted to create a low priced product; second, he wanted to create a product with a better interface and more user friendly to the end-user; and third, he wanted to help drive customers to the users of his product. To achieve the third objective, he created a savings mall where he would advertise attorneys using his CD-ROM product. All that was required was that they needed to offer some sort of a discount on their services. This savings mall was originally called Amerigroupmall.com, but evolved into the Itzyourmall concept after several years of selling and analyzing the market. Mr. Whiting found that businesses were more willing to accept or give out something to their customers that had their name on it. So, we gave our mall (Amerigroupmall) to businesses and it became their mall, thus the name, Itzyourmall. The name of the scanning company Mr. Whiting formed and managed was Mobile Scan. Mobile Scan was the predecessor to MobileScan, Inc. During the 1990’s, Mobile Scan scanned text documents for companies and processed those scanned images into text documents. Mr. Whiting personally developed all these scanning systems for Mobile Scan and oversaw all of the production of the scanning processes. These systems were later conveyed into MobileScan, Inc., where they were used to scan and create legal databases to be stored on CD-ROM for resale to attorneys. MobileScan is no longer operational.

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

Promoters

Pursuant to the Securities Act of 1933, Mr. Freddy H. Gagon is a promoter of Para Mas. At the present time, Mr. Gagon is part owner of marketing rights for three regions in the United States. Freddy H. Gagon was held liable in a state securities litigation resulting in a judgment issued on July 19, 1996 and filed with the clerk of court on October 21, 1996. Case No. CV95-02582. The Superior Court of the State of Arizona in the County of Maricopa found that Mr. Gagon had not registered to sell securities, had received commissions and partnerships in exchange for the sale of securities, and that the documents of the respective entities that were used to sell the securities made material misrepresentations of fact. Damages of $700,000 were awarded to the plaintiffs. Mr. Gagon has been permanently enjoined from selling unregistered or non-exempt securities within the state of Arizona.

Section 16(A) Beneficial Ownership Reporting Compliance

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Gary Whiting, CEO	0	0	1

Item 10. Executive Compensation

The following table sets forth certain information as to our officers and directors.

Annual Compensation Table

		Annual Compensation				Long Term Compensation
Name	Title	Fiscal Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts ($)	All Other Compensation

Gary Whiting	CEO, President, Director	2002 2003 2004	$269,935 $300,000 $300,000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

(1) All salary to Mr. Whiting for the three years indicated was accrued and remains unpaid other than $15,000 which was paid in 2003.

Employment Agreements

No officer or director has an employment agreement with Para Mas at the present time.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table provides the beneficial ownership of our common stock by each person known by us to beneficially own more than 5% of our common stock outstanding as of June 3, 2005 and by the officers and directors of the Company as a group. Except as otherwise indicated, all shares are owned directly.

Name and Address	Common Shares	Percent of Class

Gary Whiting 700 North Neely Road, Suite 19 Gilbert, Arizona 85233	181,506,778	62.4%
All executive officers and directors as a group (1 person)	181,506,778	62.4%

Item 12. Certain Relationships and Related Transactions

Fred Gagon, formerly a vice president of Amerigroup, Inc., resigned from his position at Amerigroup, Inc. in June of 2003. The purpose of his resignation was to help implement our marketing plan for the Itzyourmall cards Regionally and eventually nationally. Amerigroup, Inc. first sold the marketing rights for Utah to Mr. Gagon. Mr. Gagon was successful marketing the Itzyourmall product in Utah. He sold approximately 50 businesses within a 90 day period. Consequently, Amerigroup, Inc. then sold the Itzyourmall marketing rights for the California Ten State Region to Mr. Gagon for $100,000.00. He has sold thousands of cards and 12 different territories in that Region. Mr. Gagon has also put down two $5,000.00 deposits for the Florida and New York Ten State Regions.

Mr. Whiting and entities controlled by Mr. Whiting have made various loans to Para Mas as summarized in the following table:

Lender              Current and
   Highest Amount(1)

Gary L. Whiting             $99,064.21
Lawyours, Inc.(2)           $49,946.74
Itzyourmall Kiosks, LLC(3)             $174,973.16
Empire Enterprises, LLC(4)               $176,050.00

(1) All loans accrue interest at the rate of 8% per annum
(2)	Mr. Whiting indirectly owns 70% of Lawyours, Inc.
(3)	Mr. Whiting indirectly owns 49% Itzyourmall Kiosks, LLC
(4)	Mr. Whiting owns 70% of Empire Enterprises, LLC

PART IV

Item 13. Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K

None

(b) Exhibits
14.1 Code of Ethics
31.1 Certification of CEO and CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

32.1 Certification of CEO and CFO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

Item 14. Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual financial statements for the fiscal year ended December 31, 2003 was approximately $25,000. The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual financial statements for the fiscal year ended December 31, 2004 was approximately $30,000.

Audit-related Fees. Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees. The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2003 and 2004.

All other Fees. The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2003 and 2004 were $0 and $0 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARA MAS INTERNET, INC.

    /s/ Gary Whiting
By: ___________________________________
Gary Whiting, Chief Executive Officer
Date: June 13, 2005

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    /s/ Gary Whiting
By:  ___________________________________
Gary Whiting, Director and
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer
Date: June 13, 2005