Form 10QSB
period 2005-03-31
PARA MAS INTERNET INC
filed 2005-06-23
CIK 1103145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-QSB
__________________________

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

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

[X] Yes [ ] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 2005 286,077,479 shares of common stock, $.001 par value per share.

PARA MAS INTERNET, INC.

FORM 10-QSB

INDEX

PART I  FINANCIAL INFORMATION

PARA MAS INTERNET, INC.
BALANCE SHEETS
AS OF MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004 (AUDITED)

ASSETS	Consolidated	Consolidated
	As of	As of
	3/31/2005	12/31/2004
CURRENT ASSETS
Cash	7,593	2,577
Inventory	7,352	7,352
Accounts Receivable	12,800	12,800
Accounts Receivable - Related Party	156,000	156,000
Allowance for doubtful Accounts - short term portion of receivables	(88,880)	(88,880)
Note Receivable - Related Party	59,850	59,850
Total current assets	154,715	149,699

FIXED ASSETS
Land	232,000	232,000
Vehicle	24,850	24,850
Computer Equipment	11,894	11,894
Office Equipment	6,000	6,000
Accumulated Depreciation	(29,654)	(29,267)
Total Fixed Assets	245,090	245,477

OTHER ASSETS
Note Receivable - long term portion, net of allowance - Related Party	234,000	234,000
Note Receivable - long term portion, net of allowance	19,200	19,200
Allowance for doubtful Accounts - long term portion of receivables	(133,320)	(133,320)
OTHER ASSETS	119,880	119,880

TOTAL ASSETS	$519,685	$515,056

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Notes payable	50,936	50,936
Accounts payable	67,633	67,114
Interest payable	833	833
Salary payable	1,644,279	1,606,779
Payroll liabilities	36,238	36,238
Note payable - Related Party	295,607	231,580
Total current liabilities	2,095,526	1,993,480

LONG TERM LIABILITIES
Notes payable	-	-

TOTAL LIABILITIES	2,095,526	1,993,480

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 500,000,000 shares
authorized, 286,077,479 shares issued and outstanding as of
March 31, 2005 and December 31, 2004, respectively	281,248	281,248
Additional paid in capital	1,567,578	1,567,578
Accumulated deficit	(3,424,666)	(3,327,249)
Total stockholders' equity (deficit)	(1,575,841)	(1,478,424)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$519,685	$515,056

The accompanying notes are an integral part of these consolidated financial statements

PARA MAS INTERNET, INC.
STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
FROM THE INCEPTION TO AND THE THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED)
		From Inception
	For the three months ended	(February 13, 2001) to
	March 31, 2005	March 31, 2005

REVENUES - Marketing Rights	$-	$574,000
REVENUES - Cobrand Products	45,441	575,311
COST OF REVENUES	(32,288)	(390,203)
GROSS PROFIT (LOSS)	$13,153	$759,108

EXPENSES:
General and administrative	103,768	3,541,271
Bad debt expense	-	222,200
Depreciation	387	29,654
Professional fees	-	343,635
Total expenses	104,155	4,136,760

Operating income (loss)	(91,002)	(3,377,652)

OTHER INCOME (EXPENSE)
Interest	(6,415)	(19,510)
Write down of assets	-	(28,400)
Other expenses	-	896
Total other income (expense)	(6,415)	(47,014)

LOSS FROM OPERATIONS	(97,417)	(3,424,666)

NET INCOME (LOSS)	(97,417)	(3,424,666)

ACCUMULATED DEFICIT - Beginning	(3,327,249)	-
ACCUMULATED DEFICIT - End	(3,424,666)	(3,424,666)

LOSS PER SHARE BASIC AND DILUTED	$(0.00)	$(0.01)

PER SHARE INFORMATION:

Basic and dilulted Weighted average Number of
Shares Outstanding	286,077,479	270,634,715

The accompanying notes are an integral part of these consolidated financial statements

PARA MAS INTERNET, INC.
STATEMENTS OF CASH FLOWS
FROM THE INCEPTION TO AND THE THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED)

	Three Months	From Inception
	Ended	(February 13, 2001) to
	March 31, 2005	March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income / (Loss) from Operations	$(97,417)	$(3,424,666)
Adjustments to reconcile net income
to net cash provided
Common stock options issued for services, assets and to settle debt	-	645,519
Change in assets and liabilities:
Depreciation Expense	387	29,654
(Increase) / Decrease in Accounts Receivable	-	(79,920)
(Increase) / Decrease in Inventory	-	(7,352)
(Increase) / Decrease in Note Receivable	-	(179,730)
(Increase) / Decrease in Note Payable	-	87,174
Increase / (Decrease) in Payroll Liability	37,500	1,644,279
Increase / (Decrease) in Accounts Payable	519	68,466
Net cash provided by (used in) operating activities	(59,011)	(1,216,576)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchase)/Sale of Fixed Assets	-	(42,744)
Net cash provided by (used in) investing activities	-	(42,744)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Stock	-	971,306
Increase/(Decrease) in Short Term Notes Payable - Related Party	64,028	295,608
Net cash provided by (used in) financing activities	64,028	1,266,914

Net increase (decrease) in cash	5,016	7,593
Balance at beginning of Period	2,577	-
End of Period	$7,593	$7,593

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
SUPPLEMENTAL INFORMATION:
Interest Paid	$5,991	$-
Taxes Paid	$-	$11,323

The accompanying notes are an integral part of these consolidated financial statements

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

Even though the Company has generated sales revenues, the Company has incurred substantial expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through March 31, 2005 the Company has an accumulated deficit of $3,424,666.

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

Liquidity - As shown in the accompanying financial statements, the Company incurred a net loss of $97,417 during the period ended March 31, 2005. The Company's current liabilities exceeded its current assets by $1,940,811.

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

The estimated net operating loss for the company, given the current situation is:

   Accumulated deficit    $(3,424,666)
   Valuation allowance    3,424,666
           $     -

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

Stock Based Compensation - In December 2002, the FASB issued Statement of Financial Accounting Standards No.148 ("SFAS No.148"),"Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2003 and will adopt the interim disclosure provisions for its financial reports for the quarter ended December 31, 2004 and all subsequent periods.

NOTE 2 - GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, from its inception the Company has incurred losses of $3,424,666. This factor among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's existence is dependent upon management's ability to develop profitable operations and resolve it's Liquidity problems. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company's liquidity, the Company is actively pursing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

The company’s expected cash flow needs over the next twelve months will be a minimum of $50,000 per month and could peak at $100,000 per month as sales volumes increase, as this would means increased costs in: production, customer service, marketing, and management. As of March 31, 2005, Paramas Internet, Inc. had cash on hand totaling $7,593. The company feels this is sufficient working capital to meet the day to day operational cash needs of Amerigroupmall for approximately 21 days.

To actively grow the business pursuant to its current business plan however, the Company needs $5,000,000 in operating capital for the next 12 months. The company hopes to raise this capital through a registered sale of common stock pursuant to a Form SB-2 registration statement. However, it cannot be certain as to whether the company will be successful in selling the offering.

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

As of March 31, 2005, the company has 500,000,000 shares authorized and 286,077,479 shares issued and outstanding.

There were no issuances and sales of stock during the three months ended March 31, 2005.

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

Fiscal Quarter Ended March 31, 2005

During the fiscal quarter ended March 31, 2005, ParaMas had net revenues of $13,153. These revenues were derived from fees obtained from co-branders entering our system. During the same period we incurred expenses totaling $104,155 giving us a loss from operations of $91,002.

Liquidity

Our expected cash flow needs over the next twelve months will be a minimum of $50,000.00 monthly and could peak at $100,000.00 monthly as sales volumes increase, since this means increased costs in: production, customer service, marketing, and management. When the Units have sold their 25 business quotas in the four ten state Regions, we believe we will easily be able to cover our cost of operations. Our expectations are that we will be able to sell twenty percent of the Territories in all four Regions over the next twelve months. We expect those Territories to sell twenty percent of their Units during that same period. Even though the Units agree to sell 25 businesses during that period as well, our projection is based upon them selling only five which we believe will be realized. Assuming we meet these levels, we would have annual gross revenue of $547,000.00, which would be close to covering our expenses for the year. Part of our marketing strategy includes Itzyourmall helping to “seed” an area by telemarketing to local businesses. These businesses are usually the high profile businesses (i.e., entertainment and amusement) that Itzyourmall does not charge to be a part of the program. They are brought on to help enhance the value of the Itzyourmall card in an area. As of March 31, 2005, Amerigroup had cash on hand totaling $7,593. This is sufficient working capital to meet the day to day operational cash needs of Amerigroup for approximately 21 days.

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

ITEM 3 - CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any pending legal proceedings other than in the normal course of business nor is any of its property subject to pending legal proceedings material to the fiscal well-being of the Company.

Item 2. Changes in Securities and Use of Proceeds.

During the first quarter of 2005, Registrant has not sold securities without registration under the Securities Act of 1933.

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

Date: June 20, 2005

PARA MAS INTERNET, INC.

By: /s/ Gary Whiting
Name: Gary Whiting
Title: Chief Executive Officer
    Principal Financial Officer
    Principal Accounting Officer